Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1995-05-15
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                           --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-13356




                       MCNEIL REAL ESTATE FUND XXI, L.P.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                              33-0030615
- -----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code  (214) 448-5800
                                                    -------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                            ----------          ----------

ASSETS Real estate investments:
   Land.....................................................               $ 3,607,307         $ 3,607,306
   Buildings and improvements...............................                32,790,193          32,646,371
                                                                            ----------          ----------
                                                                            36,397,500          36,253,677
   Less:  Accumulated depreciation and amortization.........               (14,078,484)        (13,696,125)
                                                                            ----------          ----------
                                                                            22,319,016          22,557,552

Assets held for sale........................................                         -           8,153,520

Cash and cash equivalents...................................                 3,391,890           1,151,098
Cash segregated for security deposits.......................                   212,202             205,581
Accounts receivable, net of allowance for doubtful
   accounts of $17,302 and $51,086 at March 31,
   1995 and December 31, 1994, respectively.................                   169,582             663,548
Advances to affiliates - General Partner....................                   368,005             362,186
Escrow deposits.............................................                   362,764             252,798
Deferred borrowing costs, net...............................                   340,162             413,094
Prepaid expenses and other assets, net of accumulated
   amortization of $137,470 and $186,603 at March 31,
   1995 and December 31, 1994, respectively.................                    85,729             225,680
                                                                            ----------          ----------
                                                                           $27,249,350         $33,985,057
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................               $22,108,224         $28,914,573
Mortgage notes payable - affiliates.........................                   733,900           2,064,900
Accounts payable and accrued expenses.......................                   276,403             430,340
Accrued property taxes......................................                   397,632             480,166
Payable to affiliates - General Partner.....................                 3,627,944           3,079,178
Advances from affiliates - General Partner..................                 1,947,603           1,910,982
Security deposits and deferred rental income................                   196,189             228,012
                                                                            ----------          ----------
                                                                            29,287,895          37,108,151
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 50,000 Units authorized;  47,382 Units
   outstanding (24,960 Current Income Units and 22,366
   Growth/Shelter Units)....................................                (1,700,548)         (2,774,251)
   General Partner..........................................                  (337,997)           (348,843)
                                                                            ----------          ----------
                                                                            (2,038,545)         (3,123,094)
                                                                            ----------          ----------
                                                                           $27,249,350         $33,985,057
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   1995               1994
                                                                                ---------          ---------
Revenue:
  Rental revenue..............................................                 $2,007,881         $2,061,619
  Interest....................................................                     25,323             14,865
  Gain on disposition of real estate..........................                  1,615,811             29,440
  Other income................................................                           -           154,134
  Total revenue...............................................                  3,649,015          2,260,058

Expenses:
  Interest....................................................                    749,303            710,588
  Interest - affiliates.......................................                    100,246             63,610
  Depreciation and amortization...............................                    525,239            506,979
  Property taxes..............................................                    173,880            169,961
  Personnel costs.............................................                    229,970            227,717
  Utilities...................................................                    119,881            146,479
  Repairs and maintenance.....................................                    182,440            224,120
  Property management fees -affiliates........................                    113,265            111,597
  Other property operating expenses...........................                    154,990            103,043
  General and administrative..................................                     18,807             17,951
  General and administrative - affiliates.....................                    196,445            243,972
                                                                                ---------          ---------
    Total expenses............................................                  2,564,466          2,526,017
                                                                                ---------          ---------

Net income (loss).............................................                 $1,084,549         $ (265,959)
                                                                                =========          =========

Net income (loss) allocable to limited partners - Current
  Current Income Unit.........................................                 $   97,609         $  (23,936)
Net income (loss) allocable to limited partners - Growth
  /Shelter Unit...............................................                    976,094           (239,363)
Net income (loss) allocable to General Partner.................                    10,846             (2,660)
                                                                                ---------          ---------
Net income (loss)..............................................                $1,084,549         $ (265,959)
                                                                                =========          =========

Net income (loss) per limited partnership unit:
Current Income Units...........................................                $     3.91         $     (.96)
                                                                                =========          =========

Growth/Shelter Units...........................................                $    43.64         $   (10.69)
                                                                                =========          =========












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three months Ended March 31, 1995 and 1994



                                                                                                   Total
                                                                                                   Partners'
                                                        General                Limited             Equity
                                                        Partner                Partners            (Deficit)
                                                       ----------              ----------          ----------
Balance at December 31, 1993..............            $(329,927)              $(901,571)          $(1,231,498)

Net loss
   General Partner........................               (2,660)                      -                (2,660)
   Current Income Units...................                    -                 (23,936)              (23,936)
   Growth/Shelter Units...................                    -                (239,363)             (239,363)
                                                       --------                --------              --------
Total net loss............................               (2,660)               (263,299)             (265,959)
                                                       --------                --------              --------

Balance at March 31, 1994.................            $(332,587)            $(1,164,870)          $(1,497,457)
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(348,843)            $(2,774,251)          $(3,123,094)

Net income
   General Partner........................               10,846                       -                10,846
   Current Income Units...................                    -                  97,609                97,609
   Growth/Shelter Units...................                    -                 976,094               976,094
                                                       --------               ---------             ---------
Total net loss............................               10,846               1,073,703             1,084,549
                                                       --------               ---------             ---------

Balance at March 31, 1995.................            $(337,997)            $(1,700,548)          $(2,038,545)
                                                       ========               =========             =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (decrease) in Cash and Cash Equivalents


                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1995                   1994
                                                                         ----------             ----------

Cash flows from operating activities:
   Cash received from tenants........................                   $2,111,230             $ 2,182,750
   Cash paid to suppliers............................                     (530,130)             (1,177,368)
   Cash paid to affiliates...........................                     (106,994)               (266,607)
   Interest received.................................                       19,504                   7,774
   Interest paid.....................................                     (810,916)               (660,626)
   Interest paid to affiliates.......................                     (123,887)                (23,075)
   Property taxes paid...............................                     (286,859)               (293,169)
                                                                         ---------               ---------
Net cash provided by (used in) operating activities..                      271,948                (230,321)
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (150,440)               (103,847)
   Net proceeds from disposition of real estate......                    2,199,917                  39,850
   Repayment of advances to affiliates...............                            -                  20,874
                                                                         ---------               ---------
Net cash provided by (used in) investing activities..                    2,049,477                 (43,123)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (80,633)                (78,503)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                    2,240,792                (351,947)

Cash and cash equivalents at beginning of
   period............................................                    1,151,098               1,773,720
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,391,890              $1,421,773
                                                                         =========               =========











The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities


                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                           1995                     1994
                                                                         ---------               ---------

Net income (loss)....................................                   $1,084,549              $ (265,959)
                                                                         ---------               ---------

Adjustments to  reconcile  net income  (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization.....................                      525,239                 506,979
   Amortization of deferred borrowing costs..........                       22,543                  25,150
   Amortization of discounts on mortgage
     notes payable...................................                        6,912                  46,002
   Interest added to advances to affiliates -
     General Partner.................................                       (5,819)                 (7,091)
   Interest added to advances from affiliates -
     General Partner.................................                       36,621                  26,156
   Gain on disposition of real estate................                   (1,615,811)                (29,440)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,621)                (14,100)
     Accounts receivable.............................                       96,238                 (23,494)
     Escrow deposits.................................                     (109,966)                204,533
     Prepaid expenses and other assets...............                       36,367                   5,578
     Accounts payable and accrued expenses...........                       (7,826)               (511,092)
     Accrued property taxes..........................                       (6,277)               (290,288)
     Payable to affiliates - General Partner.........                      202,716                  88,962
     Security deposits and deferred rental income....                       13,083                   7,783
                                                                        ----------               ---------

       Total adjustments.............................                     (812,601)                 35,638
                                                                        ----------               ---------

Net cash provided by (used in) operating activities..                  $   271,948              $ (230,321)
                                                                        ==========               ==========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- ------

McNeil Real Estate Fund XXI, L.P., (the "Partnership"), formerly known as Southmark Realty Partners, Ltd. was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXI, L.P. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- ------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements. There is no guarantee that such advances will continue to be available. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.
- ------

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 5.
- ------

The Partnership pays property management fees equal to 5% of gross rental receipts for its residential properties and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,221,368 were outstanding at March 31, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees for the period ended March 31, 1995 in connection with the sales of Suburban Plaza and Wyoming Mall.

The General Partner has, in its discretion, advanced funds to the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

The total advances from affiliates at March 31, 1995 and December 31, 1994 consist of the following:


                                                                         March 31,              December 31,
                                                                           1995                    1994
                                                                         ---------               ---------

Advances from General Partner - revolver.............                   $   92,371              $   92,371
Advances from General Partner - other................                      380,060                 380,060
Advances purchased by General Partner................                    1,131,143               1,131,143
Accrued interest payable.............................                      344,029                 307,408
                                                                         ---------               ---------
                                                                        $1,947,603              $1,910,982
                                                                         =========               =========

In April 1995, the Partnership utilized $1,320,745 of the proceeds from the sales of Suburban Plaza and Wyoming Mall to repay affiliate advances and accrued interest.

McNeil Real Estate Fund XXVII, L.P., ("McNeil XXVII") an affiliate of the General Partner, is permitted to make nonrecourse mortgage loans to affiliates under certain conditions and limitations and subject to availability of funds. In 1992, the Partnership borrowed $972,000 from McNeil XXVII, which was secured by a third lien mortgage on Suburban Plaza. This loan and the accrued interest was repaid at the sale of Suburban Plaza on March 31, 1995.

Additionally, the Partnership had a $359,000 mortgage loan from an affiliate of the General Partner that was secured by a second lien mortgage on Suburban Plaza. This loan and the related accrued interest was also repaid at the sale of Suburban Plaza on March 31, 1995.

During 1992, the Partnership made advances totaling $320,874 to McNeil Real Estate Fund XXII, L.P. ("McNeil XXII"), the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. The advances, which are unsecured and due on demand, accrue interest at 9 1/2%. During the second period of 1994, McNeil XXII was able to repay $20,874 of the advances, leaving $300,000 of advances still owed to the Partnership, plus accrued interest of $68,005 as of March 31, 1995. In April 1995, McNeil XXII utilized the proceeds from the sale of Wyoming Mall to repay the remaining balance of the advance plus the accrued interest.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $113,265                $111,597
Charged to gain on disposition of real estate:
   Disposition fee........................................                 346,050                       -
Charged to interest -affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                       36,621                  26,156
   Interest on mortgage note payable - affiliates....                       63,625                  37,454
Charged to general and administrative -affiliates:
   Partnership administration........................                      100,641                 104,678
   Asset management fee..............................                       95,804                 139,294
                                                                           -------                 -------
                                                                          $756,006                $419,179
                                                                           =======                 =======


The payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 6.
- ------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:


                                                                       Gain on Sale           Cash Proceeds
                                                                       ------------           -------------
Sales Price..........................................                   $6,910,000              $6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                         ---------

Gain on disposition of real estate...................                   $1,861,448
                                                                         =========


Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                                ----------
Net cash proceeds....................................                                          $ 1,322,253
                                                                                                ==========

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the gain on the disposition is detailed below:


                                                                       Gain on Sale            Cash Proceeds
                                                                       ------------            -------------
Sales Price..........................................                   $4,625,000              $4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                         ---------

Loss on disposition of real estate...................                   $ (245,637)
                                                                         =========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------
Net cash proceeds....................................                                          $   877,664
                                                                                                ==========


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

Net income for the first three months of 1995 was $1,084,549 as compared to a net loss of $265,959 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $228,620 of revenue and $211,445 of expense for the first three months of 1995 for Wyoming Mall.

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. The Partnership received net cash proceeds of $1,322,253 and recorded a gain on disposition of real estate of $1,861,448. The Partnership recorded $284,325 of revenue and $263,455 of expense for the first three months of 1995 for Suburban Plaza.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables. In addition, the sale of Homestead Manor on February 22, 1994 provided net cash proceeds of $39,850.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first three months of 1995, at March 31, 1995 the Partnership owed affiliate advances of $1,947,603 and payables to affiliates for property management fees, Partnership general and administrative expenses and asset management fees totaling $3,627,944. In April 1995, the proceeds from the sales of Suburban Plaza and Wyoming Mall enabled the Partnership to repay $1,320,745 of affiliate advances and accrued interest.


RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue decreased by $53,738 for the three months ended March 31, 1995, as compared to the same three month period in 1994. The decrease is primarily due to the sale of Homestead Manor Apartments in February 1994.

Interest income increased by $10,458 for the three months ended March 31, 1995 as compared to the same period in 1994. The increase was due primarily to higher average cash balances that resulted from the sale proceeds of Hickory Lake and Homestead Manor Apartments.

During the first quarter of 1995, the partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637. During the first quarter of 1994, the partnership recognized a gain on disposition of real estate on Homestead Manor Apartments of $29,440. Also related to the sale of Homestead Manor Apartments, the partnership reduced previously accrued property taxes of $154,134, which was recorded as other income during the first quarter of 1994.

Expenses:

Total expenses increased by $38,449 for the three months ended March 31, 1995, as compared to the same period in 1994.

Interest expense-affiliates increased by $36,636 for the three months ended March 31, 1995 as compared to the three month period ended March 31, 1994. The increase was mainly due to an increase in the interest rate from 6% at March 31, 1994 to 9% at March 31, 1995.

Utilities expense decreased by $26,598 for the three months ended March 31, 1995 as compared to the same period in 1994. The first quarter of 1994 includes approximately $24,000 of utility expense relating to Hickory Lake Apartments and Homestead Manor Apartments, properties that were sold in December 1993 and February 1994, respectively. No such expense was incurred in the first quarter of 1995 relating to these properties.

Repairs and maintenance expense decreased by $41,680 for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994. Due to the sale of Hickory Lake and Homestead Manor Apartments in December 1993 and February 1994, respectively, the first quarter of 1994 includes approximately $17,000 of repairs and maintenance expense relating to these properties. The remaining decrease was mainly due to a slight decline in repairs and maintenance at Suburban Plaza, Governour's Square, Evergreen and Bedford Green Apartments.

Other property operating expenses increased by $51,947 for the three months ended March 31, 1995, as compared to the same period in 1994, mainly due to an increase in property hazard insurance rates at Governour's Square, Breckenridge and Evergreen Apartments. In addition, Suburban Plaza had an increase in legal fees relating to the sale of the property in March 1995.

General and administrative expense-affiliates decreased by $47,527 for the three months ended March 31, 1995, as compared to the same period in 1994. The decrease was due mainly to a decline in the asset management fees, the result of a decrease in tangible asset value of the partnership, on which the fee is based, primarily because of the sale of Homestead Manor Apartments.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1995, the Partnership held cash and cash equivalents of $3,391,890.

The Partnership was provided $271,948 of cash from operating activities during the first three months of 1995 as compared to cash used by operating activities of $230,321 for the same period of 1994. The change in cash flow from operations is primarily due to a decrease in cash paid to suppliers. The 1994 cash paid to suppliers includes a reduction of delinquent payables, due to the improved cash position of the Partnership that resulted from the sale of Hickory Lake Apartments. This decrease was partially offset by an increase in interest paid and interest paid to affiliates due to the payment of previously accrued interest.

Cash provided by investing activities totaled $2,049,477 for the first three months of 1995 as compared to cash used in investing activities of $43,123 for the same period of 1994. Cash used for additions to real estate totaled $150,440 for the three months ended March 31, 1995 as compared to $103,847 for the same period of the prior year. The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first three months of 1995. The Partnership received $39,850 from the sale of Homestead Manor Apartments during the first three months of 1994. Additionally, the Partnership received $20,874 from McNeil Real Estate Fund XXI, L.P. for repayment of previous advances.

Short-term liquidity
- --------------------

On March 31, 1995, the Partnership sold two of its properties, Suburban Plaza and Wyoming Mall, for net cash proceeds of $2,199,917. In April 1995, the Partnership utilized $1,320,745 of the proceeds to repay advances from affiliates and accrued interest.

During 1995, the mortgage notes payable on Bedford Green and Woodcreek Apartments mature. Management is currently working on refinancing both of these notes.

For the rest of 1995, present cash balances, operations of the properties and proceeds from the sale of Suburban Plaza and Wyoming Mall are expected to provide sufficient cash for normal operating expenses, debt service payments and some budgeted capital improvements. However, a portion of the capital improvements and any debt maturities that have not been extended will require the use of other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded such cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of other properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

McNeil Real Estate Fund XXVII, L.P., ("McNeil XXVII") an affiliate of the General Partner, is permitted to make nonrecourse mortgage loans to affiliates under certain conditions and limitations and subject to availability of funds. In 1992, the Partnership borrowed $972,000 from McNeil XXVII, which was secured by a third lien mortgage on Suburban Plaza. This loan was repaid at the sale of Suburban Plaza on March 31, 1995.

Additionally, the Partnership had a $359,000 mortgage loan from an affiliate of the General Partner that was secured by a second lien mortgage on Suburban Plaza. This loan and the related accrued interest was also repaid at the sale of Suburban Plaza on March 31, 1995.

Long-term liquidity
- -------------------

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The proceeds from the sales of Wyoming Mall and Suburban Plaza will enable the Partnership to reduce a significant portion of its affiliate debt as well as affiliate payables. The Partnership has significant mortgage maturities during 1995, 1997 and 1999, and management expects to refinance these mortgage notes as they mature. If management is unable to refinance the mortgage notes as they mature; the Partnership will require other sources of cash. No such sources have been identified.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Distributions
- -------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1989. There have been no distribution to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 26,  1992.
                                    (Incorporated  by reference to the Current Report of the Registrant on Form 8-K
                                    dated March 26, 1992, as filed on April 9, 1992).

         11.                        Statement  regarding  computation of Net Income (Loss) per Limited  Partnership
                                    Unit:  Net income (loss) per limited  partnership  unit is computed by dividing net income  (loss)  allocated to the limited  partners by the weighted  average number of limited  partnership  units  outstanding.  Per unit  information  has been computed based on 24,960 and 24,982  Current  Income Units  outstanding in
                                    1994 and  1993,  respectively,  and  22,366  and  22,400  Growth/Shelter  Units
                                    outstanding in 1994 and 1993, respectively.


(b) Reports on Form 8-K. A current report on Form 8-K dated March 31, 1995 was filed on April 11, 1995, reporting the sales of Suburban Plaza and Wyoming Mall.

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XXI, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       May 15, 1995                                By:  /s/ Donald K. Reed
- ----------------------------                            -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      May 15, 1995                                 By:  /s/ Robert C. Irvine
- ----------------------------                            -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      May 15, 1995                                By:   /s/ Carol A. Fahs
- ----------------------------                            -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
