Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1995-08-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                            --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-13356




                       MCNEIL REAL ESTATE FUND XXI, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                             33-0030615
------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code   (214) 448-5800
                                                   ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                           -----------          ----------
ASSETS
------
 Real estate investments:
   Land.....................................................               $ 3,607,306         $ 3,607,306
   Buildings and improvements...............................                32,908,776          32,646,371
                                                                           -----------         -----------
                                                                            36,516,082          36,253,677
   Less:  Accumulated depreciation and amortization.........               (14,460,843)        (13,696,125)
                                                                           -----------         -----------
                                                                            22,055,239          22,557,552

Assets held for sale........................................                         -           8,153,520

Cash and cash equivalents...................................                 2,550,941           1,151,098
Cash segregated for security deposits.......................                   156,950             205,581
Accounts receivable, net of allowance for doubtful
   accounts of $17,302 and $51,086 at June 30,
   1995 and December 31, 1994, respectively.................                   112,546             663,548
Advances to affiliates - General Partner....................                         -             362,186
Escrow deposits.............................................                   276,179             252,798
Deferred borrowing costs, net of accumulated
   amortization of $156,136 and $186,603 at June 30,
   1995 and December 31, 1994, respectively.................                   321,497             413,094
Prepaid expenses and other assets...........................                   169,005             225,680
                                                                            ----------          ----------
                                                                           $25,642,357         $33,985,057
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................               $22,054,589         $28,914,573
Mortgage notes payable - affiliates.........................                   733,900           2,064,900
Accounts payable and accrued expenses.......................                   352,006             430,340
Accrued property taxes......................................                   329,487             480,166
Payable to affiliates - General Partner.....................                 3,823,969           3,079,178
Advances from affiliates - General Partner..................                   645,611           1,910,982
Security deposits and deferred rental income................                   154,842             228,012
                                                                            ----------          ----------
                                                                            28,094,404          37,108,151
                                                                            ----------          ----------

Partners' deficit:
   Limited  partners  -  50,000  Units  authorized;  47,308
     and 47,326 Units outstanding at June 30, 1995 and
     December 31, 1994,  respectively,  (24,949 and 24,960
     Current Income Units outstanding at June 30, 1995 and
     December 31, 1994, respectively, and 22,359 and 22,366
     Growth/Shelter  Units) outstanding at June 30, 1995 and
     December 31,1994, respectively................                         (2,109,915)         (2,774,251)
   General Partner..........................................                  (342,132)           (348,843)
                                                                            ----------          ----------
                                                                            (2,452,047)         (3,123,094)
                                                                            ----------          ----------
                                                                           $25,642,357         $33,985,057
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                                  --------                              --------
                                          1995               1994               1995                1994
                                          ----               ----               ----                ----
Revenue:
   Rental revenue................         $1,526,468         $1,994,334        $3,534,349         $4,055,953
   Interest......................             33,919             18,906            59,242             33,771
   Gain on disposition of real
     estate......................                  -                  -         1,615,811             29,440
   Other income..................              2,428                  -             2,428            154,134
                                           ---------          ---------         ---------          ---------
     Total revenue...............          1,562,815          2,013,240         5,211,830          4,273,298
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            554,370            754,115         1,303,673          1,464,703
   Interest - affiliates.........             34,058             77,613           134,304            141,224
   Depreciation and
     amortization................            382,359            491,777           907,598            998,756
   Property taxes................            124,257            167,157           298,137            337,118
   Personnel costs...............            184,114            177,453           414,084            405,170
   Utilities.....................            101,357             90,827           221,238            237,306
   Repair and maintenance........            165,503            208,652           347,943            432,772
   Property management
     fees - affiliates...........             80,281            115,505           193,546            227,102
   Other property operating
     expenses....................            120,605            111,498           275,595            214,540
   General and administrative....             18,371             24,740            37,178             42,691
   General and administrative -
     affiliates..................            211,042            236,108           407,487            480,080
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,976,317          2,455,445         4,540,783          4,981,462
                                           ---------          ---------         ---------          ---------

Net income (loss)................         $ (413,502)        $ (442,205)       $  671,047         $ (708,164)
                                           =========          =========         =========          =========

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................            (37,215)           (39,798)           60,394            (63,735)
Net income (loss) allocable to
   to limited partners - Growth/
   Shelter Unit..................           (372,152)          (397,985)          603,942           (637,347)
Net income (loss) allocable
   to General Partner............             (4,135)            (4,422)            6,711             (7,082)
                                           ---------          ---------         ---------          ---------
Net income (loss)................           (413,502)          (442,205)          671,047           (708,164)
                                           =========          =========         =========          =========

Net income (loss) per limited
   partnership unit:
   Current Income Units..........        $     (1.49)        $    (1.59)       $     2.42         $    (2.55)
                                          ==========          =========         =========          =========

   Growth/Shelter Units..........        $    (16.64)        $   (17.77)       $    27.01         $   (28.45)
                                          ==========          =========         =========          =========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                   Total
                                                                                                   Partners'
                                                        General               Limited              Equity
                                                        Partner               Partners             (Deficit)
                                                       ---------              ---------           -----------
Balance at December 31, 1993..............             $(329,927)           $  (901,571)          $(1,231,498)

Net loss
   General Partner........................               (7,082)                                       (7,082)
   Current Income Units...................                    -                 (63,735)              (63,735)
   Growth/Shelter Units...................                    -                (637,347)             (637,347)
                                                       --------              ----------            ----------
Total net loss............................               (7,082)               (701,082)             (708,164)
                                                       --------              ----------            ----------

Balance at June 30, 1994..................            $(337,009)            $(1,602,653)          $(1,939,662)
                                                       ========              ===========           ===========


Balance at December 31, 1994..............            $(348,843)            $(2,774,251)          $(3,123,094)

Net income
   General Partner........................                6,711                       -                 6,711
   Current Income Units...................                    -                  60,394                60,394
   Growth/Shelter Units...................                    -                 603,942               603,942
                                                       --------              ----------            ----------
Total net income..........................                6,711                 664,336               671,047
                                                       --------              ----------            ----------

Balance at June 30, 1995..................            $(342,132)            $(2,109,915)          $(2,452,047)
                                                       ========              ==========            ==========


















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

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (decrease) in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 3,711,266             $ 4,167,057
   Cash paid to suppliers............................                   (1,189,938)             (1,720,730)
   Cash paid to affiliates...........................                     (202,292)               (516,628)
   Interest received.................................                       49,815                  18,906
   Interest received - affiliates....................                       71,613                       -
   Interest paid.....................................                   (1,293,137)             (1,347,330)
   Interest paid to affiliates.......................                     (483,854)                (59,389)
   Property taxes paid...............................                     (382,801)               (370,258)
                                                                        ----------              ----------
Net cash provided by operating activities............                      280,672                 171,628
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (269,023)               (343,473)
   Net proceeds from disposition of real estate......                    2,199,917                  39,850
   Repayment of advances to affiliates...............                      300,000                  20,874
                                                                        ----------              ----------
Net cash provided by (used in) investing activities..                    2,230,894                (282,749)
                                                                        ----------              ----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (138,723)               (173,013)
   Repayment of advances from affiliates.............                     (973,000)                      -
                                                                        ----------               ---------
Net cash used in financing activities................                   (1,111,723)               (173,013)
                                                                        ----------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                    1,399,843                (284,134)

Cash and cash equivalents at beginning of
   period............................................                    1,151,098               1,773,720
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,550,941             $ 1,489,586
                                                                        ==========              ==========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Net income (loss)....................................                  $   671,047               $(708,164)
                                                                          --------                --------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      907,598                 998,756
   Amortization of deferred borrowing costs..........                       41,208                  50,300
   Amortization of discounts on mortgage
     notes payable...................................                       11,367                  88,970
   Interest added to advances to affiliates -
     General Partner.................................                       62,186                       -
   Interest added to advances from affiliates -
     General Partner.................................                     (292,371)                 55,367
   Gain on disposition of real estate................                   (1,615,811)                (29,440)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       48,631                  25,282
     Accounts receivable.............................                      153,274                  80,975
     Advances to affiliates - General Partner........                            -                 (14,864)
     Escrow deposits.................................                      (23,381)                 92,388
     Prepaid expenses and other assets...............                      (46,909)                (12,683)
     Accounts payable and accrued expenses...........                       67,777                (509,658)
     Accrued property taxes..........................                      (74,421)               (147,582)
     Payable to affiliates - General Partner.........                      398,741                 190,553
     Security deposits and deferred rental income....                      (28,264)                 11,428
                                                                        ----------                --------

       Total adjustments.............................                     (390,375)                879,792
                                                                        ----------                --------

Net cash provided by operating activities............                  $   280,672               $ 171,628
                                                                        ==========                ========









The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                         Notes to Financial Statements
                                  (Unaudited)

                                 June 30, 1995

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,331,181 were outstanding at June 30, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees for the period ended June 30, 1995 in connection with the sales of Suburban Plaza and Wyoming Mall.

The General Partner has, in its discretion, advanced funds to the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

The total advances from affiliates at June 30, 1995 and December 31, 1994 consist of the following:

                                                                           June 30,              December 31,
                                                                             1995                    1994
                                                                          ----------              ----------
Advances from General Partner - revolver.............                     $        -              $   92,371
Advances from General Partner - other................                              -                 380,060
Advances purchased by General Partner................                        630,574               1,131,143
Accrued interest payable.............................                         15,037                 307,408
                                                                           ---------               ---------
                                                                          $  645,611              $1,910,982
                                                                           =========               =========

In April 1995, the Partnership utilized $1,320,745 of the proceeds from the sales of Suburban Plaza and Wyoming Mall to repay affiliate advances and accrued interest.

McNeil Real Estate Fund XXVII, L.P., ("McNeil XXVII") an affiliate of the General Partner, is permitted to make nonrecourse mortgage loans to affiliates under certain conditions and limitations and subject to availability of funds. In 1992, the Partnership borrowed $972,000 from McNeil XXVII, which was secured by a third lien mortgage on Suburban Plaza. This loan and the accrued interest was repaid at the sale of Suburban Plaza.

Additionally, the Partnership had a $359,000 mortgage loan from an affiliate of the General Partner that was secured by a second lien mortgage on Suburban Plaza. This loan and the related accrued interest was also repaid at the sale of Suburban Plaza.

During 1992, the Partnership made advances totaling $320,874 to McNeil Real Estate Fund XXII, L.P. ("McNeil XXII"), the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. The advances, which are unsecured and due on demand, accrue interest at 9 1/2%. During the second period of 1994, McNeil XXII was able to repay $20,874 of the advances, leaving $300,000 of advances still owed to the Partnership, plus accrued interest. In April 1995, McNeil XXII utilized the proceeds from the sale of Wyoming Mall to repay the remaining balance of $300,000 of the advance plus the accrued interest of $71,614.



Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Property management fees.............................                    $ 193,546                $227,102
Charged to gain on disposition of real estate:
   Disposition fee........................................                 346,050                       -
Charged to interest -affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                       55,374                  55,367
   Interest on mortgage note payable - affiliates....                       78,930                  85,857
Charged to general and administrative -affiliates:
   Partnership administration........................                      201,870                 205,144
   Asset management fee..............................                      205,617                 274,936
                                                                         ---------                 -------
                                                                        $1,081,387                $848,406
                                                                         =========                 =======

The payable to affiliates - General Partner at June 30, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses and are due and payable from current operations.


NOTE 6.
------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale           Cash Proceeds
                                                                       -----------             -----------
Sales Price..........................................                  $ 6,910,000              $6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                        ----------

Gain on disposition of real estate...................                  $ 1,861,448
                                                                        ==========


Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                                ----------
Net cash proceeds....................................                                          $ 1,322,253
                                                                                                ==========


On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale            Cash Proceeds
                                                                       -----------              -----------
Sales Price..........................................                  $ 4,625,000              $4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                        ----------

Loss on disposition of real estate...................                  $  (245,637)
                                                                        ==========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------
Net cash proceeds....................................                                          $   877,664
                                                                                                ==========

NOTE 7.
------

The mortgage notes payable on Bedford Green and Woodcreek Apartments that matured in June 1995 were refinanced in July 1995 for $3,300,000 and $2,812,500, respectively. The new mortgage loans bear an interest rate of 8.48% , require monthly principal and interest payments and mature in July 2002.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

Net income for the first six months of 1995 was $671,047 as compared to a net loss of $708,164 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXI, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $256,873 of revenue and $268,760 of expense for the first six months of 1995 for Wyoming Mall.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. The Partnership received net cash proceeds of $1,322,253 and recorded a gain on disposition of real estate of $1,861,448. The Partnership recorded $306,747 of revenue and $328,237 of expense for the first six months of 1995 for Suburban Plaza.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables. In addition, the sale of Homestead Manor on February 22, 1994 provided net cash proceeds of $39,850.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first six months of 1995, at June 30, 1995 the Partnership owed affiliate advances of $645,611 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $3,823,969. In April 1995, the proceeds from the sales of Suburban Plaza and Wyoming Mall enabled the Partnership to repay $1,320,745 of affiliate advances and accrued interest.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue decreased by $467,866 and $521,604 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease is primarily due to the sale of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest income increased by $15,013 and $25,471 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was due primarily to higher average cash balances that resulted from the sale proceeds of Suburban Plaza and Wyoming Mall.

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

Expenses:

Total expenses decreased by $479,128 and $440,679 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decreases in interest expense, depreciation and amortization expense, property taxes and property management fees are primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest expense-affiliates decreased by $43,555 and $6,920 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease was mainly due to the repayment of $973,000 of advances from affiliates in the second quarter of 1995.

Utilities expense increased by $10,530 and decreased by $16,068 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease due to the sales of Suburban Plaza and Wyoming Mall was offset by increases in water and sewer rates at Evergreen Apartments and Governour's Square Apartments in the second quarter of 1995.

Repairs and maintenance expense decreased by $43,149 and $84,829 for the three and six months ended June 30, 1995, respectively as compared to the same periods in 1994. The decrease was mainly due to the sales of Suburban Plaza and Wyoming Mall. Additionally, Governour's Square Apartments completed an interior upgrade program in early 1994; therefore contract painting and supplies as well as interior light fixture replacement expenses decreased in 1995.

Other property operating expenses increased by $9,107 and $61,055 for the three and six months ended June 30, 1995, respectively, as compared to the same period in 1994, mainly due to an increase in property hazard insurance rates at Governour's Square, Breckenridge and Evergreen Apartments. In addition, Suburban Plaza had an increase in legal fees relating to the sale of the property in March 1995.

General and administrative expense-affiliates decreased by $25,066 and $72,593 for the three and six months ended June 30, 1995, as compared to the same period in 1994. The decrease was due mainly to a decline in the asset management fees, the result of a decrease in tangible asset value of the partnership, on which the fee is based, primarily because of the sale of Homestead Manor Apartments, Suburban Plaza and Wyoming Mall.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1995, the Partnership held cash and cash equivalents of $2,550,941.

The Partnership was provided $280,672 of cash from operating activities during the first six months of 1995 as compared to $146,346 for the same period of 1994. Cash received from tenants decreased due to the sales of Suburban Plaza and Wyoming Mall. This decrease was offset by a decrease in cash paid to suppliers and interest paid due to the sales of Suburban Plaza and Wyoming Mall. Additionally, during the second quarter of 1995, McNeil XXII paid the outstanding accrued interest from the advances for Wyoming Mall. During April 1995, the Partnership utilized a portion of the property sales proceeds to pay accrued interest on affiliate advances.

Cash provided by investing activities totaled $2,230,894 for the first six months of 1995 as compared to cash used in investing activities of $282,749 for the same period of 1994. Cash used for additions to real estate totaled $269,023 for the six months ended June 30, 1995 as compared to $343,473 for the same period of the prior year. The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first six months of 1995. The Partnership received $39,850 from the sale of Homestead Manor
Apartments during the first six months of 1994. Additionally, in 1995 the Partnership received $300,000 from McNeil XXII for repayment of previous advances for Wyoming Mall.

In April 1995, the Partnership utilized a portion of the property sales proceeds to repay affiliate advances totaling $973,000.

Short-term liquidity
--------------------

The Partnership sold two of its properties, Suburban Plaza and Wyoming Mall, for net cash proceeds of $2,199,917. In April 1995, the Partnership utilized $1,320,745 of the proceeds to repay advances from affiliates and accrued interest.

The mortgage notes payable on Bedford Green and Woodcreek Apartments that matured in June 1995 were refinanced in July 1995 for $3,300,000 and $2,812,500, respectively. The new mortgage loans bear an interest rate of 8.48% , require monthly principal and interest payments and mature in July 2002.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Long-term liquidity
-------------------

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The proceeds from the sales of Wyoming Mall and Suburban Plaza will enable the Partnership to reduce a significant portion of its affiliate debt as well as affiliate payables. The Partnership has significant mortgage maturities during 1997 and 1999, and management expects to refinance these mortgage notes as they mature. If management is unable to refinance the mortgage notes as they mature; the Partnership will require other sources of cash. No such sources have been identified.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

         11.                        Statement  regarding  computation of Net Income (Loss) per Limited  Partnership
                                    Unit:  Net income (loss) per limited  partnership  unit is computed by dividing net income  (loss)  allocated to the limited  partners by the weighted  average number of limited  partnership  units  outstanding.  Per unit  information  has been computed based on 24,949 and 24,982  Current  Income Units  outstanding in
                                    1995 and  1994,  respectively,  and  22,359  and  22,400  Growth/Shelter  Units
                                    outstanding in 1995 and 1994, respectively.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXI, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


         May 14, 1995                                   By:  /s/  Donald K. Reed
------------------------------                              --------------------------------------
Date                                                        Donald K. Reed
                                                            President and Chief Executive Officer



         May 14, 1995                                   By:  /s/  Robert C. Irvine
------------------------------                              --------------------------------------
Date                                                        Robert C. Irvine
                                                            Chief Financial Officer of McNeil Investors, Inc.
                                                            Principal Financial Officer



         May 14, 1995                                   By:  /s/  Carol A. Fahs
------------------------------                              --------------------------------------
Date                                                        Carol A. Fahs
                                                            Chief Accounting Officer of McNeil Real Estate
                                                            Management, Inc.
