Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1995-11-13
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1995
                               -------------------


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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code          (214) 448-5800
                                                       -----------------------




     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                         PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                           BALANCE SHEETS (Unaudited)

                                                                            September 30,      December 31,
                                                                                1995               1994
                                                                            ------------       -----------
ASSETS
------

Real estate investments:
   Land.....................................................              $  3,607,307        $  3,607,306
   Buildings and improvements...............................                33,123,927          32,646,371
                                                                            36,731,234          36,253,677
   Less:  Accumulated depreciation and amortization.........               (14,879,046)        (13,696,125)
                                                                            21,852,188          22,557,552

Assets held for sale........................................                         -           8,153,520

Cash and cash equivalents...................................                 2,027,768           1,151,098
Cash segregated for security deposits.......................                   182,238             205,581
Accounts receivable, net of allowance for doubtful accounts
   of $17,302 and $51,086 at September 30, 1995
   and December 31, 1994, respectively......................                   124,556             663,548
Advances to affiliates - General Partner....................                         -             362,186
Escrow deposits.............................................                   648,457             252,798
Deferred borrowing costs, net of accumulated amortization
   of $73,379 and $186,603 at September 30, 1995
   and December 31, 1994, respectively......................                   486,581             413,094
Prepaid expenses and other assets...........................                    73,688             225,680
                                                                           -----------          ----------
                                                                          $ 25,395,476         $33,985,057
                                                                           ===========          ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................              $ 22,062,706         $28,914,573
Mortgage notes payable - affiliates.........................                   733,900           2,064,900
Accounts payable and accrued expenses.......................                   334,329             430,340
Accrued property taxes......................................                   367,315             480,166
Payable to affiliates - General Partner.....................                 4,019,343           3,079,178
Advances from affiliates - General Partner..................                   661,145           1,910,982
Security deposits and deferred rental income................                   193,080             228,012
                                                                            ----------          ----------
                                                                            28,371,818          37,108,151
                                                                            ----------          ----------

Partners' deficit:
   Limited partners - 50,000 Units authorized;
     47,308 and 47,326 Units outstanding at September 30,
     1995 and December 31, 1994, respectively,
     (24,949 and 24,960 Current Income Units
     outstanding at September 30, 1995 and December 31,
     1994, respectively, and 22,359 and 22,366
     Growth/Shelter Units outstanding at September 30,
     1995 and December 31,1994, respectively)...............                (2,628,966)         (2,774,251)
   General Partner..........................................                  (347,376)           (348,843)
                                                                            ----------          ----------
                                                                            (2,976,342)         (3,123,094)
                                                                            ----------          ----------
                                                                           $25,395,476         $33,985,057
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                          September 30,
                                          -----------------------------        -----------------------------
                                              1995              1994              1995                1994
                                          ----------         ----------        ----------          ---------
Revenue:
-------
   Rental revenue................         $1,523,538         $2,009,084        $5,057,887         $6,065,037
   Interest......................             27,334             21,109            86,576             54,880
   Gain on disposition of real
     estate......................                  -                  -         1,615,811             29,440
   Other income..................              1,524                  -             3,952            154,134
                                           ---------          ---------         ---------          ---------
     Total revenue...............          1,552,396          2,030,193         6,764,226          6,303,491
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            541,237            771,140         1,844,910          2,235,843
   Interest - affiliates.........             31,277             85,091           165,581            226,315
   Depreciation and
     amortization................            418,203            535,037         1,325,801          1,533,793
   Property taxes................            144,023            194,537           442,160            531,655
   Personnel costs...............            199,148            210,485           613,232            615,655
   Utilities.....................            114,335            121,767           335,573            359,073
   Repairs and maintenance.......            199,156            245,200           547,099            677,972
   Property management
     fees - affiliates...........             78,324            108,653           271,870            335,755
   Other property operating
     expenses....................            152,716            130,158           428,311            344,698
   General and administrative....              4,537             15,164            41,715             57,855
   General and administrative -
     affiliates..................            193,735            235,371           601,222            715,451
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,076,691          2,652,603         6,617,474          7,634,065
                                           ---------          ---------         ---------         ----------

Net income (loss)................         $ (524,295)        $ (622,410)       $  146,752        $(1,330,574)
                                           =========          =========         =========         ==========

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................            (47,186)           (56,017)           13,208           (119,752)
Net income (loss) allocable to
   to limited partners - Growth/
   Shelter Unit..................           (471,865)          (560,169)          132,077         (1,197,516)
Net income (loss) allocable
   to General Partner............             (5,244)            (6,224)            1,467            (13,306)
                                           ---------          ---------         ---------         ----------
Net income (loss)................           (524,295)          (622,410)          146,752         (1,330,574)
                                           =========          =========         =========         ==========
Net income (loss) per limited
   partnership unit:
   Current Income Units..........         $    (1.89)        $    (2.24)       $      .53        $     (4.79)
                                           =========          =========         =========         ==========

   Growth/Shelter Units..........         $   (21.10)            (25.01)             5.91             (53.46)
                                           =========          =========         =========         ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994




                                                                                                    Total
                                                                                                    Partners'
                                                       General                Limited               Equity
                                                       Partner                Partners             (Deficit)
                                                      ----------            -----------           -----------
Balance at December 31, 1993..............            $(329,927)            $  (901,571)          $(1,231,498)

Net loss
   General Partner........................              (13,306)                      -               (13,306)
   Current Income Units...................                    -                (119,752)             (119,752)
   Growth/Shelter Units...................                    -              (1,197,516)           (1,197,516)
                                                      ---------              ----------            ----------
Total net loss............................              (13,306)             (1,317,268)           (1,330,574)
                                                      ---------              ----------            ----------

Balance at September 30, 1994.............           $ (343,233)            $(2,218,839)          $(2,562,072)
                                                      =========              ==========            ==========


Balance at December 31, 1994..............           $ (348,843)            $(2,774,251)          $(3,123,094)

Net income
   General Partner........................                1,467                       -                 1,467
   Current Income Units...................                    -                  13,208                13,208
   Growth/Shelter Units...................                    -                 132,077               132,077
                                                      ---------              ----------            ----------
Total net income..........................                1,467                 145,285               146,752
                                                      ---------              ----------            ----------

Balance at September 30, 1995.............           $ (347,376)            $(2,628,966)          $(2,976,342)
                                                      =========              ==========            ==========



















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

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (decrease) in Cash and Cash Equivalents

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        -----------------------------------
                                                                           1995                     1994
                                                                        ----------               ----------

Cash flows from operating activities:
   Cash received from tenants........................                   $5,224,781              $6,332,236
   Cash paid to suppliers............................                   (1,904,727)             (2,516,718)
   Cash paid to affiliates...........................                     (278,977)               (730,528)
   Interest received.................................                       77,148                  31,702
   Interest received - affiliates....................                       71,614                       -
   Interest paid.....................................                   (1,882,234)             (2,004,961)
   Deferred borrowing costs paid.....................                     (169,146)                (20,000)
   Interest paid to affiliates.......................                     (496,075)                (97,948)
   Property taxes paid...............................                     (673,395)               (541,111)
                                                                        ----------              ----------
Net cash provided by (used in)
     operating activities............................                      (31,011)                452,672
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (484,174)               (634,688)
   Net proceeds from disposition of real estate......                    2,199,917                  39,850
   Repayment of advances to affiliates...............                      300,000                  20,874
                                                                        ----------              ----------
Net cash provided by (used in)
   investing activities..............................                    2,015,743                (573,964)
                                                                        ----------              ----------

Cash flows from financing activities:
   Proceeds from refinancings........................                       60,103                       -
   Principal payments on mortgage notes
     payable.........................................                     (195,165)               (259,553)
   Repayment of advances from affiliates.............                     (973,000)                      -
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,108,062)               (259,553)
                                                                        ----------              ----------

Net increase (decrease) in cash and cash
   equivalents.......................................                      876,670                (380,845)

Cash and cash equivalents at beginning of
   period............................................                    1,151,098               1,773,720
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,027,768              $1,392,875
                                                                        ==========               =========








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

                       McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------               ---------
Net income (loss)....................................                   $  146,752             $(1,330,574)

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization.....................                    1,325,801               1,533,793
   Amortization of deferred borrowing costs..........                       45,270                  62,908
   Amortization of discounts on mortgage
     notes payable...................................                       15,823                 131,937
   Interest added to advances to affiliates -
     General Partner, net of payments................                       62,186                 (23,178)
   Interest added to advances from affiliates -
     General Partner, net of payments................                     (276,837)                 93,828
   Gain on disposition of real estate................                   (1,615,811)                (29,440)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       23,343                  28,527
     Accounts receivable.............................                      141,264                  57,560
     Escrow deposits.................................                     (395,659)                 79,443
     Deferred borrowing costs........................                     (169,146)                (20,000)
     Prepaid expenses and other assets...............                       48,408                 (24,086)
     Accounts payable and accrued expenses...........                       50,100                (434,790)
     Accrued property taxes..........................                      (36,594)                (25,787)
     Payable to affiliates - General Partner.........                      594,115                 320,677
     Security deposits and deferred rental income....                        9,974                  31,854
                                                                        ----------              ----------

       Total adjustments.............................                     (177,763)              1,783,246
                                                                        ----------              ----------

Net cash provided by (used in)
     operating activities............................                 $    (31,011)             $  452,672
                                                                       ===========               =========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXI, L.P.

                         Notes to Financial Statements
                                  (Unaudited)

                               September 30, 1995

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

In  the   opinion   of   management,  the   financial  statements  reflect  all
adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,430,388 were outstanding at September 30, 1995.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at September 30, 1995.

The General Partner has, in its discretion, advanced funds to the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

The total advances from affiliates at September 30, 1995 and December 31, 1994 consist of the following:

                                                                       September 30,            December 31,
                                                                       ------------             -----------
                                                                           1995                     1994
                                                                        ----------               ---------
Advances from General Partner - revolver.............                  $         -              $   92,371
Advances from General Partner - other................                            -                 380,060
Advances purchased by General Partner................                      630,574               1,131,143
Accrued interest payable.............................                       30,571                 307,408
                                                                        ----------               ---------
                                                                       $   661,145              $1,910,982

In April 1995, the Partnership utilized $1,320,745 of the proceeds from the sales of Suburban Plaza and Wyoming Mall to repay affiliate advances and accrued interest.

McNeil Real Estate Fund XXVII, L.P., ("McNeil XXVII") an affiliate of the General Partner, is permitted to make nonrecourse mortgage loans to affiliates under certain conditions and limitations and subject to availability of funds. In 1992, the Partnership borrowed $972,000 from McNeil XXVII, which was secured by a third lien mortgage on Suburban Plaza. This loan and the accrued interest were repaid at the sale of Suburban Plaza.

Additionally, the Partnership had a $359,000 mortgage loan from an affiliate of the General Partner that was secured by a second lien mortgage on Suburban Plaza. This loan and the related accrued interest were also repaid at the sale of Suburban Plaza.

During 1992, the Partnership made advances totaling $320,874 to McNeil Real Estate Fund XXII, L.P. ("McNeil XXII"), the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. The advances, which were unsecured and due on demand, accrued interest at 9 1/2%. During the second period of 1994, McNeil XXII was able to repay $20,874 of the advances, leaving $300,000 of advances still owed to the Partnership, plus accrued interest. In April 1995, McNeil XXII utilized the proceeds from the sale of Wyoming Mall to repay the remaining balance of $300,000 of the advance plus the accrued interest of $71,614.



Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                 -------
Property management fees.............................                   $  271,870                $335,755
Charged to gain on disposition of real estate:
   Disposition fee........................................                 346,050                       -
Charged to interest -affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                       70,908                  93,828
   Interest on mortgage note payable - affiliates....                       94,673                 132,487
Charged to general and administrative -affiliates:
   Partnership administration........................                      301,077                 310,230
   Asset management fee..............................                      300,145                 405,221
                                                                         ---------               ---------
                                                                        $1,384,723              $1,277,521
                                                                         =========               =========

The payable to affiliates - General Partner at September 30, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.


NOTE 6.
------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale           Cash Proceeds
                                                                       ------------           -------------
Sales Price..........................................                  $ 6,910,000             $ 6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                        ----------
Gain on disposition of real estate...................                  $ 1,861,448
                                                                        ==========


Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                                ----------
Net cash proceeds....................................                                          $ 1,322,253
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
                                                                                                ==========


NOTE 7.
------

The mortgage notes payable on Bedford Green and Woodcreek Apartments that matured in June 1995 were refinanced in July 1995 for $3,300,000 and $2,812,500, respectively. The new mortgage loans bear an interest rate of 8.48%, require monthly principal and interest payments of $25,327 and $21,586, respectively, and mature in July 2002. The following is a summary of the cash proceeds relating to the refinancings:

                                                          Bedford
                                                           Green           Woodcreek          Total
                                                         ---------         ---------        ---------
         New loan proceeds..................            $3,300,000        $2,812,500       $6,112,500
         Existing debt retired..............            (3,118,570)       (2,933,827)      (6,052,397)
                                                         ---------         ---------        ---------
           Loan proceeds....................            $  181,430        $ (121,327)      $   60,103
                                                         =========         =========        =========


The Partnership incurred loan costs of $169,146 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

Net income for the first nine months of 1995 was $146,752 as compared to a net loss of $1,330,574 for the same period in 1994.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $258,066 of revenue and $272,049 of expense for the first nine months of 1995 for Wyoming Mall.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. The Partnership received net cash proceeds of $1,322,253 and recorded a gain on disposition of real estate of $1,861,448. The Partnership recorded $306,746 of revenue and $328,727 of expense for the first nine months of 1995 for Suburban Plaza.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables. In addition, the sale of Homestead Manor on February 22, 1994 provided net cash proceeds of $39,850.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first nine months of 1995, at September 30, 1995 the Partnership owed affiliate advances of $661,145 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,019,343. In April 1995, the proceeds from the sales of Suburban Plaza and Wyoming Mall enabled the Partnership to repay $1,320,745 of affiliate advances and accrued interest.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue decreased by $485,546 and $1,007,150 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease is primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest income increased by $6,225 and $31,696 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was due primarily to higher average cash balances that resulted from the sale proceeds of Suburban Plaza and Wyoming Mall.

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

Expenses:

Total expenses decreased by $575,912 and $1,016,591 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decreases in interest expense, depreciation and amortization expense, property taxes, utilities and property management fees are primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest expense-affiliates decreased by $53,814 and $60,734 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease was mainly due to the repayment of $973,000 of advances from affiliates in the second quarter of 1995.

Repairs and maintenance expense decreased by $46,044 and $130,873 for the three and nine months ended September 30, 1995, respectively as compared to the same periods in 1994. The decrease was mainly due to the sales of Suburban Plaza and Wyoming Mall. Additionally, Evergreen Square and Governour's Square Apartments completed interior upgrade programs in early 1994; therefore contract painting and supplies as well as interior light fixture replacement expenses decreased in 1995.

Other property operating expenses increased by $22,558 and $83,613 for the three and nine months ended September 30, 1995, respectively, as compared to the same period in 1994, mainly due to an increase in property hazard insurance rates at Governour's Square, Breckenridge and Evergreen Square Apartments. In addition, Suburban Plaza had an increase in legal fees relating to the sale of the property in March 1995.

General and administrative expense decreased by $10,627 and $16,140 for the three and nine months ended September 30, 1995, as compared to the same period in 1994. In 1994 the Partnership paid approximately $11,000 of state withholding taxes on behalf of the limited partners. No such withholding taxes were paid in 1995.

General and administrative expense-affiliates decreased by $41,636 and $114,229 for the three and nine months ended September 30, 1995, as compared to the same period in 1994. The decrease was due mainly to a decline in the asset management fees, the result of a decrease in tangible asset value of the partnership, on which the fee is based, primarily because of the sale of Homestead Manor Apartments, Suburban Plaza and Wyoming Mall.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1995, the Partnership held cash and cash equivalents of $2,027,768.

The Partnership used $31,011 of cash from operating activities during the first nine months of 1995 as compared to cash provided by operations of $452,672 for the same period of 1994. The decrease in cash received from tenants, cash paid to suppliers and interest paid is primarily due to the sales of Suburban Plaza and Wyoming Mall. Interest paid to affiliates increased due to the payment of accrued interest on affiliate advances. The Partnership incurred $169,146 of deferred borrowing costs relating to the refinancings of Bedford Green and Woodcreek Apartments. Property taxes paid and escrowed increased due to the additional escrow deposits required when Bedford Green and Woodcreek Apartments were refinanced.

Cash provided by investing activities totaled $2,015,743 for the first nine months of 1995 as compared to cash used in investing activities of $573,964 for the same period of 1994. Cash used for additions to real estate totaled $484,174 for the nine months ended September 30, 1995 as compared to $634,688 for the same period of the prior year. The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first nine months of 1995. The Partnership received $39,850 from the sale of Homestead Manor Apartments during the first nine months of 1994. Additionally, in 1995 the Partnership received $300,000 from McNeil XXII for repayment of previous advances for Wyoming Mall.

Cash used in financing activities totaled $1,108,062 for the first nine months of 1995 as compared to $259,553 for the same period of 1994. In April 1995, the Partnership utilized a portion of the property sales proceeds to repay affiliate advances totaling $973,000. This increase was partially offset by a reduction in mortgage principal payments due to the retirement of the mortgage notes related to Wyoming Mall and Suburban Plaza when the properties were sold. Additionally the mortgage notes related to Bedford Green and Woodcreek Apartments were refinanced in July 1995 giving the Partnership $60,103 of net proceeds.

Short-term liquidity
--------------------

In March 1995, the Partnership sold two of its properties, Suburban Plaza and Wyoming Mall, for net cash proceeds of $2,199,917. In April 1995, the Partnership utilized $1,320,745 of the proceeds to repay advances from affiliates and accrued interest.

The mortgage notes payable on Bedford Green and Woodcreek Apartments that matured in June 1995 were refinanced in July 1995 for $3,300,000 and $2,812,500, respectively. The new mortgage loans bear an interest rate of 8.48%, require monthly principal and interest payments of $25,327 and $21,586, respectively, and mature in July 2002. The Partnership incurred loan costs of $169,146 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

For the rest of 1995, present cash balances, operations of the properties and proceeds from the sale of Suburban Plaza and Wyoming Mall are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of other properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Additionally, the Partnership had a $359,000 mortgage loan from an affiliate of the General Partner that was secured by a second lien mortgage on Suburban Plaza. This loan and the related accrued interest were also repaid at the sale of Suburban Plaza on March 31, 1995.

Long-term liquidity
-------------------

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The proceeds from the sales of Wyoming Mall and Suburban Plaza will enable the Partnership to reduce a significant portion of its affiliate debt as well as affiliate payables. The Partnership has significant mortgage maturities during 1997, and management expects to refinance these mortgage notes as they mature. If management is unable to refinance the mortgage notes as they mature; the Partnership will require other sources of cash. No such sources have been identified.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Distributions
-------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1989. There have been no distributions to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 26,  1992.
                                    (Incorporated  by reference to the Current Report of the Registrant on Form 8-K
                                    dated March 26, 1992, as filed on April 9, 1992).

         10.15                      Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital,  Inc. and
                                    Bedford Green Fund XXI, L.P.

         10.16                      Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital,  Inc. and
                                    Woodcreek Fund XXI, L.P.

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


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant  to  the   requirements  of  the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XXI, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



      November 13, 1995                            By:  /s/  Donald K. Reed
-------------------------------------                  ---------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      November 13, 1995                            By:  /s/  Robert C. Irvine
-------------------------------------                  ---------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      November 13, 1995                            By:  /s/  Carol A. Fahs
-------------------------------------                  ---------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
