Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1996-04-01
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended           December 31, 1995
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-13356


                        McNEIL REAL ESTATE FUND XXI, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                33-0030615
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code        (214)  448-5800
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Current Income
                                                            Limited Partnership
                                                            Units
                                                            Growth/Shelter
                                                            Limited Partnership
                                                            Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 47,308 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 41

                                TOTAL OF 43 PAGES

                                     PART I

ITEM 1.  BUSINESS
- ------   --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XXI, L.P., (the "Partnership"), formerly known as Southmark Realty Partners, Ltd., was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner") a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Partners, Ltd. (the "Original General Partner"), a Texas limited partnership of which the general partner is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On February 3, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-88171) and commenced a public offering for sale of $50,000,000 of limited partnership units. There were two classes of limited partnership units offered, designated as Current Income Units and Growth/Shelter Units, (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 2, 1985 with 47,382 Units (24,982 Current Income Units and 22,400 Growth/Shelter Units) sold at $1,000 each, or gross proceeds of $47,382,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13356). During 1995, 11 Current Income Units and 7 Growth/Shelter Units were relinquished and in 1994, 22 Current Income Units and 34 Growth/Shelter Units were relinquished leaving 47,308 Units (24,949 Current Income Units and 22,359 Growth/Shelter Units) outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio (the "Selected Partnerships").

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 26, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, the General Partner; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXI, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 26, 1992 meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $389,023 (i) the right to receive payment on the advances owing from the Partnership to Southmark and its affiliates in the amount of $1,131,143, and (ii) the general partner interest of the Original General Partner. None of the Units are owned by the General Partner or its affiliates.

CURRENT OPERATIONS
- ------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. As described in Item 2 - Properties, at December 31, 1995, the Partnership owned seven revenue-producing properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of the competitive conditions for the Partnership's properties see
Item 2 - Properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.      PROPERTIES
- -------      ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned by the Partnership in fee and are subject to a first lien deed of trust. Certain of the properties are also subject to one or more junior mortgages as described more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Notes Payable - Affiliates." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis of                          1995           Date
Property              Description                Property            Debt        Property Tax     Acquired
- --------              -----------               ----------        ---------         ------        --------
Bedford Green (1)     Apartments
Bedford, OH           156 units                $ 2,186,869      $ 3,291,885       $ 90,021            6/84

Breckenridge (2)      Apartments
Davenport, IA         120 units                  1,602,079        1,719,731         73,972           10/84

Evergreen
  Square (3)          Apartments
Tupelo, MS            257 units                  2,801,056        1,975,871         74,926           11/84

Fort Meigs Plaza      Retail Center
Perrysburg, OH        104,990 sq. ft.            2,850,193        3,758,501         69,682           10/84

Governour's
  Square (4)          Apartments
Wilmington, NC        219 units                  3,958,424        3,099,038         65,200           11/84

Wise County Plaza     Retail Center
Wise, VA              147,848 sq. ft.            5,497,775        6,091,918         47,355            2/84

Woodcreek (5)         Apartments
Ft. Wayne, IN         204 units                  2,774,795        2,805,584         84,983           11/84
                                                ----------       ----------        -------
                                               $21,671,191      $22,742,528       $506,139
                                                ==========       ==========        =======


Total:    Apartments  - 956 Units
          Retail Centers - 252,838 sq. ft.

(1) Bedford Green Apartments is owned by Bedford Green Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(2) Breckenridge Apartments is owned by Breckenridge Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(3) Evergreen Apartments is owned by Evergreen Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(4) Governour's Square Apartments is owned by Governour's Square Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(5) Woodcreek Apartments is owned by Woodcreek Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:


                                        1995            1994           1993           1992            1991
                                       ------          ------         ------         ------          ------
Bedford Green
   Occupancy Rate............             99%             87%            95%            94%             87%
   Rent Per Square Foot......           $8.31           $7.99          $7.83          $7.36           $7.22

Breckenridge
   Occupancy Rate............             97%             89%            88%            88%             93%
   Rent Per Square Foot......           $7.79           $7.07          $7.09          $7.00           $6.96

Evergreen Square
   Occupancy Rate............             90%             91%            90%            92%             88%
   Rent Per Square Foot......           $4.52           $4.24          $3.88          $3.70           $3.35

Fort Meigs Plaza
   Occupancy Rate............             96%             98%           100%            99%            100%
   Rent Per Square Foot......           $6.38           $6.40          $6.45          $6.25           $5.93

Governour's Square
   Occupancy Rate............             99%             97%            97%            96%             92%
   Rent Per Square Foot......           $6.85           $6.44          $6.01          $5.70           $5.64

Wise County Plaza
   Occupancy Rate............             94%             83%            91%            93%             93%
   Rent Per Square Foot......           $5.56           $5.90          $6.33          $6.54           $6.49

Woodcreek
   Occupancy Rate............             87%             92%            98%            88%             88%
   Rent Per Square Foot......          $6.09            $6.22          $5.42          $5.43           $4.95

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for commercial properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
- ----------------------

Bedford Green Apartments is located in Bedford, Ohio, southeast of Cleveland, Ohio. Bedford Green continues to be one of the nicest apartment communities in the market and charges higher rents than its competitors. The property ended the year at a 99% occupancy rate, giving the property a 92% average occupancy rate for 1995. Management expects to maintain occupancy in the middle 90% range in 1996 through aggressive marketing and a strong resident renewal program.

Breckenridge Apartments is located in a northwest residential area of Davenport, Iowa. The 1993 refinancing of the property enabled the Partnership to make previously deferred capital improvements which allowed the property to compete more effectively. The property currently has no deferred maintenance and its curb appeal is equal to that of its competition. The Davenport market continues to maintain strong occupancy levels and, due to the improved appearance of the property, management increased occupancy in 1995. The Partnership anticipates maintaining occupancy in 1996 while at the same time increasing rental rates.

Evergreen Square Apartments, built in 1970 in Tupelo, Mississippi, offers attractive floor plans, a renovated exterior and various amenities which position it as a strong competitor in its market area. Exterior improvements, including new roofs, painting and paving, amenity upgrades, and interior upgrades have helped Evergreen Square maintain a stabilized occupancy in spite of being located in a declining neighborhood. Competing apartment communities accept assisted/subsidized housing renters whereas Evergreen Square does not. Although there has been no recent multifamily development in the immediate area, the area offers a very reasonably priced home buying market and an abundance of rental homes and duplexes. Based upon a continued capital improvement program and focused management, Evergreen Square should be able to maintain current occupancy rates. However, its location in a declining neighborhood will limit long-range growth.

Fort Meigs Plaza is a strip shopping center located in Perrysburg, Ohio, a city lying just outside of Toledo, Ohio. The center is surrounded by upper-middle income residential neighborhoods which are very well established. With the exception of one property, all of the competitors are newer, yet Fort Meigs has earned a reputation in the marketplace as a well maintained center. Occupancy decreased slightly in 1995 due to a square footage addition at a major competitor. Management expects the tenant mix to change from primarily discount retailers to service-oriented tenants since the retailers are moving to the newer centers. The property is expected to operate at current occupancy levels in 1996.

Governour's Square Apartments, located in Wilmington, North Carolina was built in 1974. Extensive exterior renovations from 1992 through early 1995 have allowed the asset to reposition itself as a strong competitor in the Wilmington market. These exterior improvements as well as interior upgrades enabled the property to achieve an occupancy rate slightly above the market, even with some new construction and renovations by competitors in the immediate area. The apartments are marketed primarily to middle income residents and many of the families who select the property do so for its favorable school location. Management expects to maintain occupancy rates in the mid to high 90% range in 1996.

Wise County Plaza, located in Wise, Virginia, was built in 1971 and its colonial design is unique to the area. Although the shopping center is located in an area besieged by high unemployment rates and a lackluster economy due to the declining coal industry, it has remained a consistent competitor in the local retail market. In August 1994, one of the center's major tenants, which occupied 50,000 square feet, filed bankruptcy and closed its store. The center subsequently renovated and leased 37,000 square feet of this space at a lower rate. Although this caused a decrease in rental revenue, it created a positive impact on the center by updating its appearance. In conjunction with this new lease, exterior renovations were updated significantly. In 1996, leases comprising approximately 26% of the center's square footage are scheduled to expire. Management has held preliminary lease renewal discussions with the tenant occupying much of this square footage.

Woodcreek Apartments, located in Fort Wayne, Indiana, was built in 1978 and offers attractive floor plans which were renovated in 1991 to make the property more marketable. The property has a high turnover rate due to a contract with Collegiate Housing which induces short term contracts. During 1994, occupancy increased due to discounts and concessions offered to the tenants. However, average occupancy decreased in 1995 due to an increase in rental rates. Management plans to add a weight room in 1996 which should appeal to the large number of young professionals in the complex. The stable economy in the area should allow the property to increase occupancy during 1996 to approximately 92%.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                            Number of                                    Annual         % of Gross
                           Expirations            Square Feet             Rent          Annual Rent
                           -----------            -----------          ----------        ---------

Fort Meigs Plaza
- ----------------
1996                            6                    15,655            $ 116,958             20%
1997                            1                     1,250                5,625              1%
1998                            2                     2,562               18,564              3%
1999                            2                    40,010              109,545             19%
2000                            3                     6,250               61,651             10%
2001                            1                    32,470              222,420             38%
2002-2005                       -                         -                    -

                           Number of                                     Annual         % of Gross
                           Expirations            Square Feet             Rent          Annual Rent
                           -----------            -----------           ---------        ---------

Wise County Plaza
1996                            8                    33,821            $ 307,392             36%
1997                            1                     4,250               25,500              3%
1998                            5                    13,689              108,619             13%
1999                            2                     6,543               27,220              3%
2000                            1                     1,119                6,994              1%
2001                            2                    15,817               58,556              7%
2002                            -                         -                    -              -
2003                            -                         -                    -              -
2004                            1                    36,893               55,340              6%
2005                            -                         -                    -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property.

Nature of
Business                         Square Footage                                                 Lease
   Use                              Leased                       Annual Rent                  Expiration
- --------                            -------                        -------                     --------
Fort Meigs Plaza
   Variety Store                     30,000                       $ 64,500                       1999
   Grocery Store                     32,470                        222,420                       2001

Wise County Plaza
   General Office                    21,062                       $226,279                       1996
   Department Store                  36,893                         55,340                       2004
   Grocery Store                     21,000                         99,750                       2008


ITEM 3.      LEGAL PROCEEDINGS
- -------      -----------------

The Partnership is not party to, nor are the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------      ---------------------------------------------------

None.

                                     PART II



ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
- -------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                            Number of Record Unit Holders
         --------------                            -----------------------------

         Limited partnership units                 4,343 as of February 16, 1996

(C) No distributions were paid to the partners in 1995 or 1994 and none are anticipated in 1996. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. See
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


Statements of                                             Years Ended December 31,
Operations                              1995           1994            1993           1992           1991
- ------------------                  -------------  -------------  --------------  -------------  ------------
Rental revenue...............       $   6,642,725  $   8,054,097  $    9,985,424  $   9,905,279  $  10,094,281
Write-down for permanent
 impairment of real estate...                   -              -        (976,800)             -     (1,044,416)
Gain on disposition of
 real estate.................           1,615,811         29,440         678,830              -              -
Loss before extraordinary
 items.......................            (170,804)    (1,891,596)     (3,106,420)    (2,719,318)    (4,231,265)
Extraordinary items..........                   -              -      (1,182,974)       283,273      1,350,144
Net loss.....................            (170,804)    (1,891,596)     (4,289,394)    (2,436,045)    (2,881,121)


Net loss per limited
 partnership Unit:
 Loss before extraordinary
   items:
   Current Income Units             $       31.62  $       (6.82) $       (11.19) $       (9.80) $      (15.24)
   Growth/Shelter Units                    (42.85)        (76.12)        (124.81)       (109.26)       (170.01)

 Extraordinary items:
   Current Income Units                         -              -           (4.26)          1.02           4.86
   Growth/Shelter Units                         -              -          (47.53)         11.38          54.25

 Net loss:
   Current Income Units                     31.62          (6.82)         (15.45)         (8.78)        (10.38)
   Growth/Shelter Units                    (42.85)        (76.12)        (172.34)        (97.88)       (115.76)



                                                                 As of December 31,
                                     -------------------------------------------------------------------------
Balance Sheets                           1995           1994            1993          1992           1991
- --------------                       ------------    -----------   -------------  -------------  -------------

Real estate, net...............     $  21,671,191   $ 22,557,552  $   27,856,319 $   39,497,843 $   45,631,268
Assets held for sale...........                 -      8,153,520       5,935,338      2,257,185              -
Total assets...................        25,178,649     33,985,057      38,017,866     44,449,501     47,635,150
Mortgage notes payable, net....        22,742,528     30,979,473      33,040,885     36,420,172     37,928,926
Partners' equity (deficit).....        (3,293,898)    (3,123,094)     (1,231,498)     3,057,896      5,493,941

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Georgetown Apartments was foreclosed on by its lender in September 1992. Hickory Lake Apartments was sold in December 1993 and Homestead Manor Apartments was sold in February 1994. Wyoming Mall and Suburban Plaza shopping centers were sold on March 31, 1995.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $410,990 of cash through operating activities in 1995 as compared to $546,157 in 1994 and $1,023,382 in 1993. Cash received from tenants and cash paid to suppliers decreased in 1995 and 1994 as compared to the respective prior years primarily due to the sales of Hickory Lake in 1993, Homestead Manor in 1994 and Suburban Plaza and Wyoming Mall in 1995. There was a greater amount of cash paid to affiliates in 1994, mainly due to the payment of a $201,000 disposition fee related to the sale of Hickory Lake Apartments. Interest received increased in 1995 compared to 1994, primarily as a result of higher average cash balances due to proceeds received from the sales of Surburban Plaza and Wyoming Mall. Interest paid decreased in 1995 and 1994 as compared to the respective prior years, primarily due to the sales of properties discussed above. In addition, the Partnership refinanced two of its properties in 1995 and three of its properties in 1993, resulting in a reduction in interest paid on each of these loans. In 1995, the Partnership paid a greater amount of previously deferred interest on advances from affiliates from the proceeds received from property sales. Interest paid to affiliates decreased in 1994 as compared to 1993 due to the reduction in the affiliate mortgage notes payable balance that occurred when Governour's Square Apartments was refinanced in 1993. Property taxes paid include the funding of escrow accounts which were established as a part of the refinancing of Bedford Green and Woodcreek Apartments in 1995, and Breckenridge, Evergreen Square and Governour's Square Apartments in 1993.

Cash used for additions to real estate investments in 1995 totaled $702,157 as compared to $882,381 and $1,225,407 in 1994 and 1993, respectively. As a part of the refinancing agreement for three of the Partnership's properties in 1993, certain capital improvements were required. Escrows were established to fund these expenditures at the time of the refinancing. A majority of the work was completed during 1993, and the remainder was finished during 1994.

During  1995  and  1994,  the   Partnership   received   $300,000  and  $20,874,
respectively, for repayment of the advance to McNeil Real Estate Fund XXII, L.P., the joint owner of Wyoming Mall.

In 1995, the sale of Suburban Plaza and Wyoming Mall shopping centers provided net cash proceeds of $2,199,917. In 1994, the sale of Homestead Apartments provided net cash proceeds of $39,850. During 1993, the sale of Hickory Lake Apartments provided net cash proceeds of $1,372,298.

In 1995, the Partnership paid $194,952 in deferred borrowing costs relating to the refinancing of Bedford Green and Woodcreek apartments. In 1993, the Partnership paid $369,754 in deferred borrowing costs, the majority of which related to the refinancing of Breckenridge, Evergreen Square and Governour's Square apartments.

Mortgage principal payments totaled $253,698 in 1995, as compared to $345,980 and $568,549 in 1994 and 1993, respectively. The decrease in payments is primarily due to the sales of properties previously discussed.

In 1995, the Partnership received $60,103 and in 1993 the Partnership received $902,326 of proceeds from refinancing of mortgage notes payable.

In 1993, the Partnership received $225,355 of advances from affiliates which were used for Wyoming Mall's operating expenses and to pay costs related to the refinancings of three of the Partnership's properties. In 1995, the Partnership repaid $973,000 in advances from affiliates of the General Partner.

At December 31, 1995, the Partnership held cash and cash equivalents of $1,998,301.

Short-term liquidity:

During 1995, the Partnership sold two shopping centers, Wyoming Mall and Suburban Plaza. Proceeds from these sales enabled the Partnership to repay most of its affiliate advances and the related accrued interest.

The mortgage notes payable on Bedford Green and Woodcreek apartments that matured in June 1995 were refinanced in July 1995 for $3,300,000 and $2,812,500, respectively. The new mortgage loans bear an interest rate of 8.48%, require monthly principal and interest payments of $25,327 and $21,586, respectively, and mature in July 2002. The Partnership incurred loan costs of $194,952 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

In 1996, present cash balances and operations of the properties are expected to provide sufficient positive cash for normal operating expenses, debt service payments and budgeted capital improvements. However, any unanticipated capital improvements will require other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, deferral of payables to or arranging financing from affiliates, or the ultimate sale of other properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. During 1993, the Partnership received unsecured advances under the revolving credit facility to fund additions to the Partnership's real estate investment and costs incurred in connection with the refinancing of certain of the Partnership's mortgage notes payable. During 1995, the Partnership used the proceeds from the sales of Wyoming Mall and Suburban Plaza to repay the affiliate advances and the related accrued interest. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. As discussed below, the Partnership received such other advances that were used to fund working capital requirements. During 1995, the Partnership repaid these advances from the proceeds from the sales of Wyoming Mall and Suburban Plaza. The General Partner is not obligated to advance funds to the Partnership, and there is no assurance that the Partnership will receive additional funds.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. During 1995 the Partnership repaid a portion of the purchased advances and the related accrued interest from the proceeds from the sales of Wyoming Mall and Suburban Plaza.

The total advances from affiliates at December 31, 1995 and 1994 consisted of the following:

                                                                        1995              1994
                                                                    ------------      -----------
         Advances from General Partner - revolver                  $           -     $     92,371
         Advances from General Partner - other                                 -          380,060
         Advances purchased by General Partner                           630,574        1,131,143
         Accrued interest payable                                         46,027          307,408
                                                                    ------------      -----------
                                                                   $     676,601     $  1,910,982
                                                                    ============      ===========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 1994.

McNeil Real Estate Fund XXVII, L.P., ("Fund XXVII") an affiliate of the General Partner, is permitted to make nonrecourse mortgage loans to affiliates under certain conditions and limitations and subject to availability of funds. In 1992 the Partnership borrowed $972,000 from Fund XXVII secured by Suburban Plaza. This note matured in 1995 and the Partnership used the proceeds from the sale of Suburban Plaza to pay off the note. See Item 8 Note 6 - "Mortgage Notes Payable
- - Affiliates" and Item 13 - Certain Relationships and Related Transactions.

Long-term liquidity:

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership has significant mortgage maturities during 1997, and management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature; the Partnership will require other sources of cash. No such sources have been identified.

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

FINANCIAL CONDITION
- -------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of thirteen properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in continuing cash flow problems. In 1990, Commerce Tower in Amarillo, Texas, was foreclosed on by the lender in full settlement of the mortgage indebtedness on the property. Georgetown Apartments, located in Lakeland, Florida, was foreclosed on by the lender in full settlement of mortgage indebtedness in September, 1992. Hickory Lake Apartments was sold in December 1993, and
Homestead Manor Apartments was sold in February 1994. During 1995, the Partnership sold the Suburban Plaza and Wyoming Mall shopping centers. The Partnership continues to operate the seven remaining properties.

When McNeil took over management of Wyoming Mall in 1991, the property had been experiencing large vacancy losses and negative cash flow. An intensive marketing and leasing effort over the next several years was embarked upon to sign new tenants for long-term leases in order to stabilize occupancy and the economic performance of the property. This effort resulted in improved occupancy over the ensuing periods and by the second quarter of 1993, occupancy had stabilized to a level of 92%. Until a stable occupancy could be reached, management was not in a position to determine if any permanent impairment had occurred because the size, location and demographics of the mall were unique to the Albuquerque, New Mexico area. Accordingly, a "wait and see" posture was taken until such stabilization occurred. At about that time, during the third quarter of 1993, the Partnership received an unsolicited offer to buy the property. Management began serious negotiations with the prospective purchaser, and although the decision was made not to sell at that time, this offer from an unaffiliated third party established a market value that was close to the value calculated by the future cash flows of the stabilized leases. Accordingly, a write-down for permanent impairment was recorded during the third quarter of 1993, to adjust the carrying value to its estimated net realizable value.

During 1994, management determined that Wyoming Mall had reached its optimum value and therefore began actively marketing the property for sale. The property was sold on March 31, 1995.

In November 1993, the Partnership ceased making debt service payments on the first and second mortgages of Homestead Manor Apartments, and a receiver was subsequently appointed on January 24, 1994. This property had been on the market since 1992, and management was in negotiations with a buyer at the time the receiver was appointed. The sale was successfully completed on February 22, 1994 for a cash purchase price of $60,810 and assumption of the first and second liens by the purchaser. Since the net book value of the property was higher than the full settled amount, the Partnership recorded a $241,512 write-down for permanent impairment to reduce the carrying value to the realizable value during 1993.


RESULTS OF OPERATIONS
- ---------------------

1995 compared to 1994

Revenue:

Total revenues increased by $67,128 in 1995 as compared to 1994. The increase was mainly due to a gain on the sale of Suburban Plaza Shopping Center, net of the loss on the sale of Wyoming Mall. The change is partially offset by a decrease in rental revenue, as discussed below.

Rental revenue decreased by $1,411,372 in 1995 as compared to 1994. The decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995. Increased occupancy and rental rates at Bedford Green, Breckenridge, Evergreen Square and Governour's Square apartments slightly offset the loss in rental revenues from the sold properties.

Interest income increased by $46,263 in 1995, as compared to 1994. The increase was primarily the result of higher average cash balances due to proceeds received from the sales of Suburban Plaza and Wyoming Mall. The Partnership held approximately $2 million of cash and cash equivalents at December 31, 1995 as compared to $1.2 million at December 31, 1994.

During 1995, the Partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637. During 1994, the Partnership recognized a gain on disposition of real estate on Homestead Manor Apartments of $29,440. Also related to the sale of Homestead Manor Apartments, the Partnership reduced previously accrued property taxes of $154,134, which was recorded as other income during 1994. No such income was recorded in 1995.

Expenses:

Total expenses decreased by $1,653,664 in 1995 as compared to 1994, primarily due to the sales of Suburban Plaza and Wyoming Mall shopping centers in the first quarter of 1995. Suburban Plaza and Wyoming Mall incurred expenses totaling approximately $272,000 and $334,000, respectively, in 1995, as compared to $1,000,000 and $1,188,000, respectively, in 1994.

Interest expense decreased by $611,478 in 1995 as compared to 1994. The decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest expense-affiliates decreased by $117,364 in 1995 as compared to 1994. The decrease was mainly due to the repayment of $973,000 in advances and $1,331,000 in mortgage notes payable from affiliates in 1995.

Depreciation and amortization decreased by $322,666 in 1995 as compared to 1994. The decrease was mainly due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995. This decrease was slightly offset by an increase at the remaining properties, the result of the addition of depreciable capital improvements.

Property taxes and property management fees-affiliates decreased by $146,667 and $84,886, respectively, in 1995 as compared to 1994. The decreases were primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Repairs and maintenance decreased by $153,064 in 1995 as compared to 1994. The decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995. In addition, Governour's Square experienced a decline in painting expense due to decreased turnover of tenants in 1995.

General and administrative expense decreased by $23,683 in 1995 as compared to 1994. In 1994 the Partnership paid approximately $7,000 of state withholding taxes on behalf of the limited partners. No such withholding taxes were paid in 1995. In addition, the Partnership incurred a greater amount of legal expenses in 1994 relating to the sale of Homestead Manor Apartments and Suburban Plaza.

General and administrative expense-affiliates decreased by $136,218 in 1995 as compared to 1994. The decrease was due mainly to a decline in asset management fees, the result of a decrease in tangible asset value of the Partnership, on which the fee is based, primarily because of the sale of Suburban Plaza and Wyoming Mall.

1994 compared to 1993

Revenues:

Rental revenue for 1994 decreased by $1,931,327 as compared to 1993. The decrease was primarily due to the sales of Hickory Lake and Homestead Manor Apartments. Increases in rental rates at Bedford Green, Evergreen Square, and Governour's Square Apartments and decreased vacancy losses at Suburban Plaza, Wyoming Mall, and Woodcreek Apartments slightly offset the loss in rental revenues from the sold properties.

Interest income increased by $29,899 in 1994 as compared to 1993. The increase was partially the result of higher interest rates earned on invested cash in 1994. In addition, there was more average cash available in 1994 resulting from the sale proceeds of Hickory Lake and Homestead Manor Apartments.

During 1994, the Partnership recognized a gain on disposition of real estate on Homestead Manor Apartments of $29,440. Also related to the sale of Homestead Manor Apartments, the Partnership reduced previously accrued property taxes of $154,134, which was recorded as other income during 1994. During 1993, the Partnership recognized a gain on disposition of real estate on Hickory Lake Apartments of $678,830.

Expenses:

Total expenses decreased by $3,611,508 in 1994 as compared to 1993. The 1993 expenses include a $976,800 write-down for permanent impairment of real estate for Wyoming Mall. The decrease in the remaining expenses is primarily due to the sales of Hickory Lake and Homestead Manor Apartments.

Interest expense decreased by $697,619 in 1994 as compared to 1993. A decrease of $742,630 due to the sale of Hickory Lake and Homestead Manor Apartments was partially offset by an increase in interest expense at Suburban Plaza and Fort Meigs Plaza. The interest rate on the first mortgage note payable for Fort Meigs Plaza increased from 9% to 12.81% in September 1994, and the interest rate on the first mortgage note payable for Suburban Plaza increased from 9% to 11% in July 1994.

Interest expense - affiliates decreased by $109,823 in 1994 as compared to 1993. The decrease was due to a decline in the affiliate mortgage balance. In June, 1993, as part of the REMIC refinancing, a portion of the mortgage note payable - affiliate related to Governour's Square was settled. The Partnership substituted a second lien on Fort Meigs Plaza as collateral for the remaining balance of the mortgage note.

Depreciation and amortization expense decreased in 1994 by $396,440 as compared to 1993. A decrease of $511,950 due to the sale of Hickory Lake and Homestead Manor Apartments was offset by an increased expense at the Partnership's remaining properties due to capital additions.

Property taxes decreased by $203,189 in 1994 as compared to 1993. A decrease of $270,900 due to the sale of Hickory Lake and Homestead Manor Apartments was offset by an increase in tax expense for county taxes at Suburban Plaza.

Personnel costs decreased by $200,559 in 1994 as compared to 1993. A decrease of $284,522 due to the sale of Hickory Lake and Homestead Manor Apartments was offset by increases at Evergreen, Governour's Square, and Woodcreek Apartments due to additional full-time and part-time office personnel and additional personnel for make-ready apartment requirements.

Property management fees - affiliates decreased by $92,994 in 1994 as compared to 1993. The decrease was due to a decline in gross rental receipts, on which the fees are based, resulting from the sale of Hickory Lake and Homestead Manor Apartments.

Repairs and maintenance expense, utilities and other property operating expenses decreased by $313,798, $228,608 and $237,230, respectively, in 1994 as compared to 1993. These decreases were primarily due to the sale of Hickory Lake and Homestead Manor Apartments. These expenses at the Partnership's remaining properties were comparable.

General and administrative expense decreased by $57,653 in 1994 as compared to 1993. The decrease was primarily due to lower legal fees and tax return preparation expenses.

General and administrative - affiliates decreased by $96,795 in 1994 as compared to 1993. The decrease was primarily due to a decline in the asset management fee in 1994 due to the decrease in tangible asset value of the Partnership, on which the fees are based, primarily because of the sale of Hickory Lake and Homestead Manor Apartments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------      -------------------------------------------

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1995 and 1994...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       18

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1995.......................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       34






















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXI, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXI, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has previously relied on advances from affiliates to meet its debt obligations and to fund capital improvements. Additionally, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. Additionally, the Partnership is faced with mortgage note maturities of approximately $9.2 million in 1997 for which no extensions, modifications or refinancings have yet been negotiated. There is no guarantee that such negotiations can be completed. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Dallas, Texas
   March 13, 1996

                        McNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                            -------------------------------
                                                                               1995                1994
                                                                            -----------         -----------
ASSETS
- ------

Real estate investments:
   Land.....................................................               $ 3,607,306         $ 3,607,306
   Buildings and improvements...............................                33,341,911          32,646,371
                                                                            ----------          ----------
                                                                            36,949,217          36,253,677
   Less:  Accumulated depreciation and
     amortization...........................................               (15,278,026)        (13,696,125)
                                                                            ----------          ----------
                                                                            21,671,191          22,557,552

Assets held for sale........................................                         -           8,153,520

Cash and cash equivalents...................................                 1,998,301           1,151,098
Cash segregated for security deposits.......................                   167,007             205,581
Accounts receivable, net of allowance for doubtful
   accounts of $1,800 and $51,086 at
   December 31,1995 and 1994, respectively..................                   176,462             663,548
Advances to affiliates......................................                         -             362,186
Escrow deposits.............................................                   611,639             252,798
Deferred borrowing costs, net of accumulated
   amortization of $90,135 and $186,603 at
   December 31, 1995 and 1994, respectively.................                   495,631             413,094
Prepaid expenses and other assets...........................                    58,418             225,680
                                                                            ----------          ----------
                                                                           $25,178,649         $33,985,057
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net.................................               $22,008,628         $28,914,573
Mortgage notes payable - affiliates.........................                   733,900           2,064,900
Accounts payable and accrued expenses.......................                   300,985             430,340
Accrued property taxes......................................                   338,135             480,166
Payable to affiliates - General Partner.....................                 4,217,978           3,079,178
Advances from affiliates - General Partner..................                   676,601           1,910,982
Security deposits and deferred rental revenue...............                   196,320             228,012
                                                                           -----------         -----------
                                                                            28,472,547          37,108,151
                                                                           -----------         -----------

Partners' deficit:
   Limited  partners - 50,000 Units  authorized;  47,308 and
   47,326 Units issued and outstanding at December 31, 1995
   and 1994, respectively (24,949 Current Income Units and
   22,359 Growth/  Shelter Units  outstanding at
   December 31, 1995 and 24,960 Current  Income  Units and
   22,366  Growth/Shelter  Units outstanding at
   December 31, 1994).....................................                  (2,943,347)         (2,774,251)
   General Partner..........................................                  (350,551)           (348,843)
                                                                            ----------          ----------
                                                                            (3,293,898)         (3,123,094)
                                                                            ----------          ----------
                                                                           $25,178,649         $33,985,057
                                                                            ==========          ==========

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                           1995              1994               1993
                                                        ---------         ----------         ----------
Revenue:
   Rental revenue..........................           $ 6,642,725        $ 8,054,097        $ 9,985,424
   Interest................................               124,712             78,449             48,550
   Other income............................                     -            154,134                  -
   Gain on disposition of real estate......             1,615,811             29,440            678,830
                                                       ----------         ----------         ----------
     Total revenue.........................             8,383,248          8,316,120         10,712,804
                                                       ----------         ----------         ----------

Expenses:
   Interest................................             2,339,653          2,951,131          3,648,750
   Interest - affiliates...................               196,240            313,604            423,427
   Depreciation and amortization...........             1,724,781          2,047,447          2,443,887
   Property taxes..........................               552,075            698,742            901,931
   Personnel costs.........................               789,067            829,324          1,029,883
   Repairs and maintenance.................               758,653            911,717          1,225,515
   Property management fees -
     affiliates............................               351,663            436,549            529,543
   Utilities...............................               432,670            472,466            701,074
   Other property operating expenses.......               555,985            533,570            770,800
   General and administrative..............                53,491             77,174            134,827
   General and administrative -
     affiliates............................               799,774            935,992          1,032,787
   Write-down for permanent
     impairment of real estate.............                     -                  -            976,800
                                                       ----------         ----------         ----------
     Total expenses........................             8,554,052         10,207,716         13,819,224
                                                       ----------         ----------         ----------

Loss before extraordinary items............              (170,804)        (1,891,596)        (3,106,420)
Extraordinary items........................                     -                  -         (1,182,974)
                                                       ----------         ----------         ----------
Net loss...................................           $  (170,804)       $(1,891,596)       $(4,289,394)
                                                       ==========         ==========         ==========

Net gain allocable to limited
   partners - Current Income Unit..........           $   788,960        $  (170,244)       $  (386,045)
Net loss allocable to limited
   partners - Growth/Shelter Unit..........              (958,056)        (1,702,436)        (3,860,455)
Net loss allocable to General
   Partner.................................                (1,708)           (18,916)           (42,894)
                                                       ----------         ----------         ----------
Net loss...................................           $  (170,804)       $(1,891,596)       $(4,289,394)
                                                       ==========         ==========         ==========

Net gain (loss) per limited partnership unit:
Current Income Unit Holders:
   Gain (loss) before extraordinary items..           $     31.62        $     (6.82)       $    (11.19)
   Extraordinary items.....................                     -                  -              (4.26)
                                                       ----------         ----------         ----------
   Net income (loss) ......................           $     31.62        $     (6.82)       $    (15.45)
                                                       ==========         ==========         ==========

Growth/Shelter Unit Holders:
   Loss before extraordinary items.........           $    (42.85)       $    (76.12)       $   (124.81)
   Extraordinary items.....................                     -                  -             (47.53)
                                                       ----------         ----------         ----------
   Net loss................................           $    (42.85)       $    (76.12)       $   (172.34)
                                                       ==========         ==========         ==========

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993




                                                                                                       Total
                                                                                                      Partners'
                                                        General                 Limited                Equity
                                                        Partner                 Partners              (Deficit)
                                                      -----------              ----------            ----------
Balance at December 31, 1992..............           $   (287,033)            $ 3,344,929           $ 3,057,896

Net loss
   General Partner........................                (42,894)                      -               (42,894)
   Current Income Units...................                      -                (386,045)             (386,045)
   Growth/Shelter Units...................                      -              (3,860,455)           (3,860,455)
                                                      -----------              ----------            ----------
Total net loss............................                (42,894)             (4,246,500)           (4,289,394)
                                                      -----------              ----------            ----------

Balance at December 31, 1993..............               (329,927)               (901,571)           (1,231,498)

Net loss
   General Partner........................                (18,916)                      -               (18,916)
   Current Income Units...................                      -                (170,244)             (170,244)
   Growth/Shelter Units...................                      -              (1,702,436)           (1,702,436)
                                                     ------------              ----------            ----------
Total net loss............................                (18,916)             (1,872,680)           (1,891,596)
                                                     ------------              ----------            ----------

Balance at December 31, 1994..............               (348,843)             (2,774,251)           (3,123,094)

Net loss
   General Partner........................                 (1,708)                      -                (1,708)
   Current Income Units...................                      -                 788,960               788,960
   Growth/Shelter Units...................                      -                (958,056)             (958,056)
                                                     ------------              ----------            ----------
Total net loss............................                 (1,708)               (169,096)             (170,804)
                                                     ------------              ----------            ----------

Balance at December 31, 1995..............          $    (350,551)            $(2,943,347)          $(3,293,898)
                                                     ============              ==========            ==========


















                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............           $ 6,778,734        $ 8,077,101        $ 9,809,349
   Cash paid to suppliers..................            (2,600,394)        (3,322,165)        (3,614,888)
   Cash paid to affiliates.................              (358,687)          (939,041)          (557,959)
   Interest received.......................               115,284             46,481             18,332
   Interest received - affiliates..........                71,614                  -                  -
   Interest paid...........................            (2,320,337)        (2,715,704)        (3,306,755)
   Interest paid to affiliates.............              (543,878)          (153,671)          (298,896)
   Property taxes paid.....................              (731,346)          (446,844)        (1,025,801)
                                                       ----------         ----------         ----------
Net cash provided by operating
     activities............................               410,990            546,157          1,023,382
                                                       ----------         ----------         ----------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (702,157)          (882,381)        (1,225,407)
   Repayment of advances to affiliates.....               300,000             20,874                  -
   Net proceeds from disposition of real
     estate................................             2,199,917             39,850          1,372,298
                                                       ----------         ----------         ----------
Net cash provided by (used in)
   investing activities....................             1,797,760           (821,657)           146,891
                                                       ----------         ----------         ----------

Cash flows from financing activities:
   Deferred borrowing costs paid...........              (194,952)            (1,142)          (369,754)
   Principal payments on mortgage
     notes payable.........................              (253,698)          (345,980)          (568,549)
   Principal payment on mortgage
     notes payable - affiliates............                     -                  -            (24,746)
   Proceeds from refinancing on
     mortgage notes payable................                60,103                  -            902,326
   Advances from affiliates - General
     Partner...............................                     -                  -            225,355
   Repayment of advances from affiliates -
     General Partner.......................              (973,000)                 -                  -
                                                       ----------         ----------         ----------
Net cash provided by (used in)
     financing activities..................            (1,361,547)          (347,122)           164,632
                                                       ----------         ----------         ----------

Net increase (decrease) in cash and
     cash equivalents......................               847,203           (622,622)         1,334,905

Cash and cash equivalents at
     beginning of year.....................             1,151,098          1,773,720            438,815
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
     of year...............................           $ 1,998,301        $ 1,151,098        $ 1,773,720
                                                       ==========         ==========         ==========

See discussion of noncash investing and financing activities in Note 7 - "Property Dispositions."

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities



                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Net loss...................................           $  (170,804)       $(1,891,596)       $(4,289,394)
                                                       ----------         ----------         ----------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             1,724,781          2,047,447          2,443,887
   Amortization of discounts on
     mortgage notes payable................                20,278            168,832            289,717
   Amortization of deferred borrowing
     costs.................................                62,026             67,240             86,477
   Accrued interest on advances from
     affiliates - General Partner..........              (261,381)           130,711            102,660
   Interest added to advances to
     affiliates - General Partner..........                (9,428)           (31,968)           (30,218)
   Gain on disposition of real estate......            (1,615,811)           (29,440)          (678,830)
   Write-down for permanent
     impairment of real estate.............                     -                  -            976,800
   Extraordinary items.....................                     -                  -          1,182,974
   Changes in assets and liabilities:
     Cash segregated for security deposits.                38,574             22,600             (6,870)
     Accounts receivable, net..............                89,358             21,307            (61,056)
     Advances to affiliates................                71,614                  -                  -
     Escrow deposits.......................              (358,841)           229,655             78,910
     Prepaid expenses and other assets.....                63,678              1,071             19,294
     Accounts payable and accrued
       expenses............................                16,756           (472,560)           143,173
     Accrued property taxes................               (65,774)          (171,613)          (229,422)
     Payable to affiliates - General
       Partner.............................               792,750            433,500          1,004,455
     Security deposits and deferred
        rental revenue.....................                13,214             20,971             (9,175)
                                                       ----------         ----------         ----------

         Total adjustments.................               581,794          2,437,753          5,312,776
                                                       ----------         ----------         ----------

Net cash provided by operating
     activities............................           $   410,990        $   546,157        $ 1,023,382
                                                       ==========         ==========         ==========




                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XXI, L.P., (the "Partnership"), formerly known as Southmark Realty Partners, Ltd., was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Partners, Ltd. (the "Original General Partner"), a Texas limited partnership of which the general partner is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. As described in Note 4 - Real Estate Investments, at December 31, 1995, the Partnership owned seven revenue-producing properties.

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnerships is detailed below as follows:

                                                  % of Ownership Interest
   Tier Partnership                         Partnership         General Partner
   ----------------                         -----------         ---------------

   Bedford Green Fund XXI, L.P. (a)            100                     -
   Breckenridge Fund XXI, L.P. (b)             100                     -
   Evergreen Fund XXI, L.P. (b)                100                     -
   Governour's Square Fund XXI, L.P. (b)       100                     -
   Woodcreek Fund XXI, L.P. (a)                100                     -

   (a) Included in financial statements for year ended December 31, 1995.
   (b) Included in financial statements for years ended December 31, 1995, 1994, and 1993.

The financial statements also include the accounts (through March 31, 1995) of the Partnership and its 50% undivided interest in the assets, liabilities and operations of Wyoming Mall owned jointly with McNeil Real Estate Fund XXII, L.P.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Assets Held for Sale
- --------------------

Assets held for sale are stated at the lower of cost or net realizable value.

Depreciation and Amortization
- -----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
- ---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Prepaid Commissions
- -------------------

Leasing commissions incurred to obtain leases on commercial properties are capitalized and amortized using the straight-line method over the term of the related lease and are included in prepaid expenses and other assets on the Balance Sheets.

Deferred Borrowing Costs
- ------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
- -----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
- --------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the term of the related lease. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

The Amended Partnership Agreement generally provides that net income (other than net income arising from sales or refinancing) shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

For financial statement purposes, net income arising from sales or refinancing shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partner's share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to properties still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
- -------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the Current Income Priority Return and then the Growth/Shelter Priority Return. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the Current Income Priority Return, then the Growth/Shelter Priority Return, then repayment of Original Invested Capital, and of the remainder, 16.66% to limited partners owning Current Income Units and 83.34% to limited partners owning Growth/Shelter Units. The limited partners' Current Income and Growth/Shelter Priority Returns represent a 10% and 8%, respectively, cumulative return on their Adjusted Invested Capital balance, as defined. No distributions of Current Income
Priority Return have been made since 1988, and no distributions of Growth/Shelter Priority Return have been made since the Partnership began.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

Net Loss Per Limited Partnership Units
- --------------------------------------

Net loss per limited partnership unit ("Unit") is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 24,949, 24,960 and 24,982 Current Income Units outstanding in 1995, 1994 and 1993, respectively and 22,359, 22,366 and 22,400 Growth/Shelter Units outstanding in 1995, 1994 and 1993, respectively.

Reclassifications
- -----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

The Partnership pays property management fees equal to 5% of gross rental receipts for its residential properties and 6% of gross rental receipts for commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with refinancing and modification of mortgage notes payable. These costs are capitalized and amortized over the remaining term of the related mortgage.

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees during 1995 in connection with the sales of Suburban Plaza and Wyoming Mall and $201,000 of such fees during 1993 in connection with the sale of Hickory Lake.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or
(ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Charged to prepaid expenses and other assets:
   Deferred borrowing costs..................          $        -         $        -         $   24,677
Property management fees - affiliates........             351,663            436,549            529,543
Charged to gain on disposition of
   real estate:
    Disposition fee .........................             346,050                  -            201,000
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner............              86,364            130,711            102,660
   Interest on mortgage note
     payable - affiliates....................             109,876            182,893            320,767
Charged to general and
   administrative - affiliates:
   Partnership administration................             394,802            418,177            436,649
   Asset management fee......................             404,972            517,815            596,138
                                                        ---------          ---------          ---------
                                                       $1,693,727         $1,686,145         $2,211,434
                                                        =========          =========          =========


During 1992, the Partnership made advances of $320,874 to McNeil Real Estate Fund XXII, L.P., the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. During 1994, $20,874 of these advances were repaid and during 1995 the balance of the advances and the related interest were repaid. The advances, which were unsecured and due on demand, accrued interest at prime plus 3.5%.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. During 1993, the Partnership received unsecured advances under the revolving credit facility to fund additions to the Partnership's real estate investment and costs incurred in connection with the refinancing of certain of the Partnership's mortgage notes payable. These advances and the related accrued interest were repaid in 1995. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The Partnership received such other advances that were used to fund working capital requirements. These advances and the related accrued interest were repaid in 1995. The General Partner is not obligated to advance funds to the Partnership, and there is no assurance that the Partnership will receive additional funds.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. A portion of these advances and the related accrued interest were repaid in 1995.

The total advances from affiliates at December 31, 1995 and 1994 consisted of the following:

                                                                        1995             1994
                                                                     -----------      -----------
         Advances from General Partner - revolver                  $           -     $     92,371
         Advances from General Partner - other                                 -          380,060
         Advances purchased by General Partner                           630,574        1,131,143
         Accrued interest payable                                         46,027          307,408
                                                                     -----------      -----------
                                                                   $     676,601     $  1,910,982
                                                                    ============      ===========


The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 1994.

Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, disposition fees (1995 only) and asset management fees and are due and payable from current operations.

See Note 6 - "Mortgage Notes Payable - Affiliates" for a discussion of mortgage notes payable to affiliated entities.

NOTE 3 - TAXABLE LOSS
- ---------------------

McNeil Real Estate Fund XXI, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial reporting purposes by $3,563,407, $3,192,202 and $3,027,677 in 1995, 1994 and 1993, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
- --------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                                          Accumulated
                                                     Buildings and        Depreciation          Net Book
       1995                           Land            Improvements      & Amortization            Value
       ----                         ---------          ----------         -----------          ----------
Bedford Green
   Bedford, OH                     $  252,310         $ 3,502,644        $ (1,568,085)        $ 2,186,869
Breckenridge
   Davenport, IA                      232,016           2,429,345          (1,059,282)          1,602,079
Evergreen Square
   Tupelo, MS                         396,856           4,511,320          (2,107,120)          2,801,056
Fort Meigs Plaza
   Perrysburg, OH                     367,193           4,499,421          (2,016,421)          2,850,193
Governour's Square
   Wilmington, NC                     577,657           5,881,314          (2,500,547)          3,958,424
Wise County Plaza
   Wise, VA                         1,397,569           8,236,756          (4,136,550)          5,497,775
Woodcreek
   Ft. Wayne, IN                      383,705           4,281,111          (1,890,021)          2,774,795
                                    ---------          ----------         -----------          ----------
                                   $3,607,306         $33,341,911        $(15,278,026)        $21,671,191
                                    =========          ==========         ===========          ==========


                                                                          Accumulated
                                                      Buildings and       Depreciation         Net Book
       1994                           Land            Improvements       & Amortization          Value
       ----                         ---------          ----------         -----------          ----------

Bedford Green                      $  252,310         $ 3,417,727        $ (1,410,506)        $ 2,259,531
Breckenridge                          232,016           2,375,640            (937,695)          1,669,961
Evergreen Square                      396,856           4,355,801          (1,894,651)          2,858,006
Fort Meigs Plaza                      367,193           4,470,735          (1,822,710)          3,015,218
Governour's Square                    577,657           5,650,150          (2,181,970)          4,045,837
Wise County Plaza                   1,397,569           8,223,384          (3,795,385)          5,825,568
Woodcreek                             383,705           4,152,934          (1,653,208)          2,883,431
                                   ----------          ----------         -----------          ----------
                                   $3,607,306         $32,646,371        $(13,696,125)        $22,557,552
                                    =========          ==========         ===========          ==========



The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1995 are as follows:


                   1996.........................       $ 1,085,000
                   1997.........................           886,000
                   1998.........................           817,000
                   1999.........................           711,000
                   2000.........................           592,000
                   Thereafter...................         1,813,000
                                                        ----------
                   Total........................       $ 5,904,000
                                                        ==========

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $63,777, $89,293 and $119,333 for the years ended December 31, 1995, 1994, and 1993, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $233,290, $537,948 and $449,208 for the years ended December 31, 1995, 1994 and
1993, respectively.

NOTE 5 - MORTGAGE NOTES PAYABLE
- -------------------------------

The following sets forth mortgage notes payable, net of discounts, of the Partnership at December 31, 1995 and 1994. All mortgage notes payable are secured by the related real estate investment.

                         Mortgage         Annual          Monthly                         December 31,
                         Lien             Interest        Payments/           ----------------------------------
Property                 Position(a)      Rates %         Maturity (h)             1995                1994
- --------                 -----------      -------      -------------------    ---------------     --------------
Bedford Green            First (b)            8.480    $   25,327    07/02     $    3,291,885    $     3,138,214
                                                                                -------------     --------------

Breckenridge             First (c)            8.150    $   14,602    07/03          1,762,115          1,792,377
                         Discount(c)                                                  (42,384)           (46,895)
                                                                                -------------     --------------
                                                                                    1,719,731          1,745,482
                                                                                -------------     --------------

Evergreen Square         First(c)             8.150    $   16,777    07/03          2,024,568          2,059,337
                         Discount(c)                                                  (48,697)           (53,880)
                                                                                -------------     --------------
                                                                                    1,975,871          2,005,457
                                                                                -------------     --------------

Fort Meigs Plaza         First               12.810    $   27,370    10/97          3,024,601          3,036,317
                                                                                -------------     --------------

Governour's Square       First(c)             8.150    $   26,314    07/03          3,175,416          3,229,948
                         Discount(c)                                                  (76,378)           (84,506)
                                                                                -------------     --------------
                                                                                    3,099,038          3,145,442
                                                                                -------------     --------------

Suburban Plaza (d)       First               11.000    $   31,024    07/24                  -          3,967,985
                         Discount(e)                                                        -           (685,654)
                                                                                -------------     --------------
                                                                                            -          3,282,331
                                                                                -------------     --------------

Wise County Plaza        First                8.970    $   31,296    08/97          3,582,872          3,634,500
                                              3.870         8,092    08/97          2,509,046          2,509,046
                                                                                -------------     --------------
                                                                                    6,091,918          6,143,546
                                                                                -------------     --------------

Woodcreek                First (f)            8.480    $   21,586    07/02          2,805,584          2,952,481
                                                                                -------------     --------------

Wyoming Mall             First (g)           10.875    $   35,688    07/99                  -          3,465,303
                                                                                -------------     --------------

                                                       Total                   $   22,008,628    $    28,914,573
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) On July 14, 1995, the Partnership refinanced Bedford Green Apartments (see Note 10 - "Mortgage Refinancings").

(c) On June 24, 1993, the Partnership refinanced Breckenridge Apartments, Evergreen Square Apartments and Governour's Square Apartments via a Real Estate Mortgage Investment Conduit. The three properties are cross-collateralized. See Note 10 - "Mortgage Refinancings". Discounts are based on an effective interest rate of 8.62% for these properties.

(d)    Suburban Plaza was sold on March 31, 1995.

(e) Discount on Suburban Plaza was based on effective interest rate of 13.55%.

(f)    On July 14, 1995, the Partnership  refinanced  Woodcreek Apartments (see
       Note 10 - "Mortgage Refinancings").

(g)    Wyoming Mall was sold March 31, 1995.

(h)    Balloon payments on the mortgage notes are due as follows:

           Property                                                  Balloon Payment         Date
           --------                                                     ---------         ---------
       Wise County Plaza                                               $6,000,127            08/97
       Fort Meigs Plaza                                                 3,000,138            10/97
       Bedford Green                                                    3,074,442            07/02
       Woodcreek                                                        2,620,263            07/02
       Breckenridge                                                     1,436,695            07/03
       Evergreen Square                                                 1,650,679            07/03
       Governour's Square                                               2,588,992            07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, excluding discounts of $167,459, are as follows:


            1996....................................             $   247,160
            1997....................................               9,239,336
            1998....................................                 209,058
            1999....................................                 226,949
            2000....................................                 246,372
            Thereafter..............................              12,007,212
                                                                  ----------
                                                                 $22,176,087
                                                                  ==========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of mortgage notes payable was approximately $21,975,000 at December 31, 1995.

NOTE 6 - MORTGAGE NOTES PAYABLE - AFFILIATES
- --------------------------------------------

The following sets forth mortgage notes payable - affiliates of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by the related real estate investments.

                         Mortgage           Annual          Monthly                          December 31,
                         Lien               Interest        Payments/                ---------------------------
Property                 Position(a)        Rates %         Maturity                   1995              1994
- --------                 ------------       -------    -------------------           --------         ----------
Fort Meigs               First                8.250    $    4,073(b)  04/97         $ 733,900        $   733,900

Suburban Plaza           Second(c)            9.500         Variable  12/95                 -            359,000

Suburban Plaza           Third(d)             9.500         Variable  05/95                 -            972,000
                                                                                     --------         ----------

                                                            Total                   $ 733,900        $ 2,064,900
                                                                                     ========         ==========

(a)    The debt is non-recourse to the Partnership.

(b) Payments are interest-only equal to an effective interest rate of 6.66%. All accrued interest is due at maturity in April 1997.

(c) In August 1991 and December 1991, the Partnership borrowed $159,000 and $200,000, respectively, under a $5,000,000 revolving credit facility established by the General Partner. The Partnership utilized a portion of the proceeds from property sales to repay the affiliate mortgage and accrued interest in April 1995.

(d) In May 1992, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $972,000. An initial amount of $372,000 was funded in May 1992, and the remaining $600,000 was funded in December 1992. The Partnership utilized a portion of the proceeds from property sales to repay the affiliate mortgage in April 1995.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $694,000 at December 31, 1995.

NOTE 7 - PROPERTY DISPOSITIONS
- ------------------------------

On March 31, 1995, Suburban Plaza Shopping Center was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale            Cash Proceeds
                                                                        ----------               ---------
Sales price..........................................                  $ 6,910,000              $6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                        ----------

Gain on disposition of real estate...................                  $ 1,861,448
                                                                        ==========


Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                                ----------
Net cash proceeds....................................                                          $ 1,322,253
                                                                                                ==========


On March 31, 1995, Wyoming Mall Shopping Center was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale            Cash Proceeds
                                                                        ----------               ---------
Sales price..........................................                  $ 4,625,000              $4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                        ----------

Loss on disposition of real estate...................                  $  (245,637)
                                                                        ==========


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                                ----------
Net cash proceeds....................................                                          $   877,664
                                                                                                ==========

On February 22, 1994, Homestead Manor Apartments was sold to an unrelated third party for a cash price of $60,810 and assumption of the first and second liens by the purchaser. Cash proceeds and the gain on the disposition are detailed below:

                                                                       Gain on Sale             Cash Proceeds
                                                                         ---------                 -------
Sales price..........................................                   $   60,810                $ 60,810
Credit for onsite petty cash.........................                         (150)                   (150)
Mortgages assumed by purchaser.......................                    1,884,299
Carrying value.......................................                   (1,915,519)
                                                                         ---------

Gain on disposition of real estate...................                   $   29,440
                                                                         =========

Credit for security deposit liability................                                              (20,810)
                                                                                                  --------
Net cash proceeds....................................                                            $  39,850
                                                                                                  ========

Also related to the sale of Homestead Manor Apartments, the Partnership reduced previously accrued property taxes of $154,134, which was recorded as other income.

On December 17, 1993, the Partnership sold Hickory Lake Apartments for a cash price of $6,700,000. Cash proceeds and the gain on the disposition of real estate are detailed below.

                                                                       Gain on Sale            Cash Proceeds
                                                                        ----------              ----------
Sales price..........................................                  $ 6,700,000             $ 6,700,000
Selling costs........................................                     (235,251)               (235,251)
Carrying value.......................................                   (5,785,919)
                                                                        ----------

Gain on disposition of real estate...................                  $   678,830
                                                                        ==========
                                                                                                ----------
Proceeds from sale of real estate investment.........                                            6,464,749
Retirement of mortgage note..........................                                           (5,092,451)
                                                                                                ----------

Net cash proceeds....................................                                          $ 1,372,298
                                                                                                ==========

The carrying value of the property includes $9,065 of prepaid expenses and $8,763 of accounts receivable.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 and $201,000 of such fees for the years ended December 31, 1995 and December 31, 1993, respectively, in connection with the sale of properties.

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
- -------------------------------------------------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $170,804, $1,891,596 and $4,289,394 in 1995, 1994 and 1993, respectively.

The Partnership generated $410,990 of cash through operating activities in 1995. However, cash used for additions to real estate investments totaled $702,157 and mortgage principal payments totaled $253,698. These cash expenditures exceeded cash generated from operations by $544,865. The Partnership received $300,000 for repayment of advances to McNeil Real Estate Fund XXII, L.P., the joint owner of Wyoming Mall. Additionally, the sales of Suburban Plaza and Wyoming Mall in March 1995 provided net cash proceeds of $2,199,917.

In 1995, the Partnership paid $194,952 in deferred borrowing costs relating to the refinancing of Bedford Green and Woodcreek apartments, and received $60,103 in proceeds from such refinancings. The Partnership repaid $973,000 of advances from affiliates with the proceeds received from the sales of Suburban Plaza and Wyoming Mall.

In 1996, present cash balances and operations of the properties are expected to provide sufficient positive cash for normal operating expenses, debt service payments and budgeted capital improvements. However, any unanticipated capital improvements will require other sources of cash. Additionally, the Partnership has significant mortgage maturities during 1997, and management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, deferral of payables to or arranging financing from affiliates, or the ultimate sale of other properties.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - LEGAL PROCEEDINGS
- --------------------------

The Partnership is subject to ordinary routine litigation incidental to the Partnership's business. In the opinion of management, none of the litigation is material to the Partnership's financial statements.

NOTE 10 - MORTGAGE REFINANCINGS
- -------------------------------

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

                                                         Bedford
                                                          Green           Woodcreek          Total
                                                        ----------        ----------       ----------
         New loan proceeds..................           $ 3,300,000       $ 2,812,500      $ 6,112,500
         Existing debt retired..............            (3,118,570)       (2,933,827)      (6,052,397)
                                                        ----------        ----------       ----------
           Loan proceeds....................           $   181,430       $  (121,327)     $    60,103
                                                        ==========        ==========       ==========

The Partnership incurred loan costs of $194,952 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

On June 24, 1993, the General Partner refinanced a portfolio of properties via a Real Estate Mortgage Investment Conduit ("REMIC"). This REMIC consists of a pool of properties from various partnerships affiliated with the General Partner. Breckenridge, Evergreen Square and Governour's Square are included in the REMIC. The properties in the REMIC are not collateralized across the partnerships, but are cross-collateralized within the same partnership. The mortgage loans, which bear an interest rate of 8.15%, are discounted to an effective rate of 8.62% and mature in July 2003. The following is a summary of the cash proceeds relating to the refinancings:

                                                             Evergreen         Governour's
                                         Breckenridge          Square            Square              Total
                                          ----------         ----------        ----------         ----------
   New loan proceeds.................    $ 1,831,250        $ 2,104,000      $  3,300,000        $ 7,235,250
   Existing debt retired.............     (1,426,469)        (1,830,605)       (2,865,602)        (6,122,676)
   Mortgage Discount.................        (53,214)           (61,140)          (95,894)          (210,248)
                                          ----------         ----------       -----------         ----------
      Loan Proceeds..................    $   351,567        $   212,255      $    338,504        $   902,326
                                          ==========         ==========       ===========         ==========

The Partnership incurred loan costs of $365,343 related to the refinancing. An additional $335,903 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

The Partnership recognized an extraordinary loss on early extinguishment of debt on Breckenridge, Evergreen Square and Governour's Square in the amount of $1,389,074, which is attributable to the unamortized discount and a prepayment penalty related to the retired mortgages. The discount on the retired mortgages was originally recorded to yield an effective interest rate of 12.63% for Evergreen Square and 12.29% for Governour's Square.

The mortgage loan payable on Governour's Square was owned by an affiliate of the General Partner, which received the loan in the amount of $3,846,290 in August 1992, as part of a litigation settlement with a third party. In order to induce the Partnership to partially liquidate this loan, the affiliate agreed to reduce the principal balance of the loan by $206,100, the approximate cost to the Partnership to obtain alternative REMIC financing. The Partnership then used $2,865,602 of the REMIC proceeds to pay down the affiliate mortgage note payable. The $206,100 forgiveness of debt was offset against $1,389,074 attributable to the unamortized discount as discussed above. For the remaining $733,900 balance of the loan, a new loan agreement was executed; and the Partnership substituted a second lien on Fort Meigs Shopping Center as collateral on the loan. The new mortgage loan on Fort Meigs bears interest at 8.25%, of which 6.66% is payable monthly, and matures in April 1997. See Note 6
- -"Mortgage Notes Payable Affiliates."

NOTE 11 - PRO FORMA INFORMATION (UNAUDITED)
- -------------------------------------------

The following pro forma information for the years ended December 31, 1995 and 1994 reflects the results of operations of the Partnership as if the sales of Wyoming Mall and Suburban Plaza shopping centers had occurred as of January 1, 1994. The pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                                  1995                1994
                                                               -----------         -----------
         Total revenue                                        $  6,182,132        $  6,139,088
         Loss before extraordinary items                        (1,756,693)         (1,815,611)
         Net loss                                               (1,756,693)         (1,815,611)

         Net loss per thousand limited partnership units:
           Current Income Units                                      (6.34)              (6.55)
           Growth/Shelter Units                                     (70.71)             (73.06)


                        McNEIL REAL ESTATE FUND XXI
, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                      Initial Cost (b)              Cumulative         Costs
                                               ------------------------------       Write-down      Capitalized
                             Related (b)                         Buildings and     and Permanent     Subsequent
Description                  Encumbrances          Land          Improvements       Impairment     To Acquisition
- -----------                 -------------      ------------     -------------      -----------      ------------
APARTMENTS:

Bedford Green
   Bedford, OH             $    3,291,885    $      252,310    $    3,203,996     $          -     $     298,648

Breckenridge
   Davenport, IA                1,719,731           232,016         2,184,818                -           244,527

Evergreen
   Tupelo, MS                   1,975,871           396,856         4,217,746         (491,000)          784,574

Governour's Square
   Wilmington, NC               3,099,038           577,657         4,829,242                -         1,052,072

Woodcreek
   Fort Wayne, IN               2,805,584           383,705         3,613,217                -           667,894

RETAIL CENTERS

Ft. Meigs Plaza
   Perrysburg, OH               3,758,501           367,193         4,032,902                -           466,519

Wise County Plaza
   Wise, VA                     6,091,918         1,397,569         8,375,648         (500,000)          361,108
                              -----------    --------------    --------------     ------------     -------------

                             $ 22,742,528   $     3,607,306   $    30,457,569    $    (991,000)   $    3,875,342
                              ===========    ==============    ==============     ============     =============




















                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                  Gross Amount at
                                          Which Carried at Close of Period
                                --------------------------------------------------     Accumulated
                                                   Buildings and                       Depreciation
Description                         Land           Improvements          Total (a)   and Amortization
- -----------                     -------------      ------------     --------------     -------------
APARTMENTS:

Bedford Green
   Bedford, OH                $      252,310     $    3,502,644   $      3,754,954    $   (1,568,085)

Breckenridge
   Davenport, IA                     232,016          2,429,345          2,661,361        (1,059,282)

Evergreen
   Tupelo, MS                        396,856          4,511,320          4,908,176        (2,107,120)

Governour's Square
   Wilmington, NC                    577,657          5,881,314          6,458,971        (2,500,547)

Woodcreek
   Fort Wayne, IN                    383,705          4,281,111          4,664,816        (1,890,021)

RETAIL CENTERS

Ft. Meigs Plaza
   Perrysburg, OH                    367,193          4,499,421          4,866,614        (2,016,421)

Wise County Plaza
   Wise, VA                        1,397,569          8,236,756          9,634,325        (4,136,550)
                                ------------      -------------    ---------------    --------------
                               $   3,607,306     $   33,341,911   $     36,949,217   $   (15,278,026)
                                ============      =============    ===============    ==============

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $42,160,533 and accumulated depreciation was $27,077,516 at December 31, 1995.

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.

(c) The carrying values of Evergreen Square Apartments and Wise County Plaza Shopping Center were reduced by $176,568 and $500,000, respectively, in 1989. The carrying value of Evergreen Square Apartments was further reduced by $314,432 in 1991.










                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                Date of                     Date                Depreciable
Description                  Construction                 Acquired              lives (years)
- -----------                  -----------                 ----------             -------------
APARTMENTS:

Bedford Green
   Bedford, OH                  1970                        06/84                   5-25

Breckenridge
   Davenport, IA                1974                        10/84                   5-25

Evergreen
   Tupelo, MS                   1970                        11/84                   5-25

Governour's Square
   Wilmington, NC               1974                        11/84                   5-25

Woodcreek
   Fort Wayne, IN               1978                        11/84                   5-25

RETAIL CENTERS

Ft. Meigs Plaza
   Perrysburg, OH               1974                        10/84                   5-25

Wise County Plaza
   Wise, VA                     1971                        02/84                   5-25


                        McNEIL REAL ESTATE FUND XXI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization

A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                                For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Real estate investments:

Balance at beginning of year...............           $36,253,677        $42,477,794        $57,085,554

Improvements...............................               695,540            870,671          1,158,210

Reclassification to asset held for
   sale....................................                     -         (7,094,788)        (6,305,257)

Disposition of real estate.................                     -                  -         (8,725,425)

Write-down for permanent
     impairment of real estate.............                     -                  -           (735,288)
                                                       ----------         ----------         ----------

Balance at end of year.....................           $36,949,217        $36,253,677        $42,477,794
                                                       ==========         ==========         ==========


Accumulated depreciation and amortization:

Balance at beginning of year...............           $13,696,125        $14,621,475        $17,587,711

Depreciation...............................             1,724,781          1,775,298          2,288,567

Reclassification to asset held for
   sale....................................              (142,880)        (2,700,648)        (2,297,469)

Disposition of real estate.................                     -                  -         (2,957,334)
                                                       ----------        -----------         ----------

Balance at end of year.....................           $15,278,026        $13,696,125        $14,621,475
                                                       ==========         ==========         ==========


Assets held for sale:

Balance at beginning of year...............           $ 8,153,520        $ 5,935,338        $ 2,257,185

Reclassification to asset held for
   sale....................................                     -          4,394,140          4,007,788

Improvements...............................                 6,617             11,710             67,197

Depreciation...............................              (142,880)          (272,149)          (155,320)

Sale of real estate........................            (8,017,257)        (1,915,519)                 -

Write-down for permanent
     impairment of real estate.............                     -                  -           (241,512)
                                                       ----------         ----------         ----------

Balance at end of year.....................           $         -        $ 8,153,520        $ 5,935,338
                                                       ==========         ==========         ==========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------


None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
- -----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications,  and dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr. McNeil was a private  investor.  Mr. McNeil has been a member of the International Board of Directors of the Salk Institute,  which promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that, she was a commercial  real estate  associate with the Madison  Company and,  earlier,  a commercial  sales associate and analyst with Marcus and Millichap in San Francisco.  In 1978,  Mrs.  McNeil
                                        established   Escrow  Training  Centers,   California's   first  accredited
                                        commercial  training  program for title  company  escrow  officers and real estate agents needing  college  credits to qualify for brokerage  licenses.
                                        She  began in real  estate  as  Manager  and  Marketing  Director  of Title
                                        Insurance  and  Trust  in Marin  County,  CA.  Mrs.  McNeil  serves  on the
                                        International Board of Directors of the Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
- -----------------             ---      -------------------------------------
Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing $2 billion in asset value.  He was also Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice President and Chief
                                        Financial  Officer and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before his  promotion  to
                                        President  in  1982.  He was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
- --------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------     --------------------------------------------------------------

(A)   Security ownership of certain beneficial owners.

      No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5 percent of the Partnership's securities.

(B)   Security ownership of management.

      Neither the General Partner nor any of its officers or directors of its general partner own any limited partnership units.

 (C)  Change in control.

      None.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $404,972 of such asset management fees. Total accrued but unpaid asset management fees of $2,530,536 were outstanding at December 31, 1995.

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties and 6% of gross rental receipts for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $746,465 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees for the year ended December 31, 1995 in connection with the sale of properties.

A revolving credit facility has been established by the General Partner for the benefit of the Partnership. The credit facility may not exceed $5,000,000 in the aggregate and is available on a "first-come-first served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. During 1993, the Partnership received $92,371 of unsecured advances from the credit facility. The General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. Additionally, prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by the General Partner. In 1995, the Partnership used a portion of the proceeds received from property sales to repay the $359,000 secured loan under the credit facility, $973,000 of unsecured advances from the General Partner and related accrued interest.

During 1992, the Partnership made advances of $320,874 to McNeil Real Estate Fund XXII, L.P., the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. During 1994, $20,874 of these advances were repaid. In 1995, the balance of the advances, plus accrued interest, was repaid when Wyoming Mall was sold.

Under the terms of its Amended Partnership Agreement, McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII") is permitted to make loans to affiliates of the General Partner. On May 1, 1992, the Partnership entered into a loan pursuant to which Fund XXVII agreed to loan up to $972,000 to the Partnership. This loan was secured by a third lien on the Suburban Plaza, a shopping center owned by the Partnership and located in Knoxville, Tennessee. The loan was repaid in 1995 when Suburban Plaza was sold. See Item 1 - Business, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, and
Item 8 - Note 2 "Transactions with Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- --------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits
        --------

              Exhibit
              Number              Description
              ------              -----------

              3.1 and 4.1         Amended      and       Restated        Limited
                                  Partnership  Agreement  dated  March 26,  1992
                                  (Incorporated  by  reference  to  the  Current
                                  Report  of the  registrant  on Form 8-K  dated
                                  March 26, 1992, as filed on April 9, 1992).

              10.2 Portfolio Services Agreement, dated February 14, 1991, between Southmark Realty Partners, Ltd. and McNeil Real Estate Management, Inc. (Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991).

              10.3 Amended and Restated Notes, dated March 1, 1991, between Southmark Realty Partners, Ltd. and The Manhattan Savings Bank relating to Wise County Plaza. (Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1991, as filed on March 24, 1992).

              10.6 First Amendment and Modification of Mortgage Note, dated June 10, 1992, between McNeil Real Estate Fund XXI and Household Bank, F.S.B. relating to Woodcreek Apartments. (1)

              10.7 First Amendment and Modification of Mortgage Note, dated June 10, 1992, between McNeil Real Estate Fund XXI, L.P. and Household Bank, F.S.B. relating to Bedford Green Apartments.
                                  (1)

              10.9 Promissory Note, dated May 1, 1992, between McNeil Real Estate Fund XXI, L.P. and McNeil Real Estate Fund XXVII, L.P. (1)

              10.10 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXI, L.P. and McNeil Real Estate Management, Inc.
                                  (1)

              10.11 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate Fund XXI, L.P. and McNeil Real Estate Management, Inc. (1).

              10.12 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the Registrant.(2)

              10.13 Loan Agreement dated June 23, 1993 between Lexington Mortgage Company and McNeil Real Estate Fund XXI, et al. (Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (file No. 0-9783) on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994).

              10.14 Master Property Management Agreement, dated June 24, 1993 between McNeil Real Estate Management, Inc. and McNeil Real Estate Fund XXI, Ltd. (filed without schedules).(2)

              Exhibit
              Number              Description
              ------              -----------

              10.15 Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital, Inc. and Bedford Green Fund XXI, L.P. (3)

              10.16 Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital, Inc. and Woodcreek Fund XXI, L.P. (3)

              10.17 Sale Agreement dated February 16, 1994 between McNeil Real Estate Fund XXI and HM Investment Corp. for the sale of Homestead Apartments (Incorporated by reference to the Current Report of the registrant on Form 8-K dated February 22, 1994, as filed on March 4, 1994)

              11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Note 1 to Financial Statements)

              22.                 Following  is a list  of  subsidiaries  of the
                                  Partnership:

                                                                                           Names Under
                                                                  Jurisdiction             Which It Is
                                  Name of Subsidiary              Incorporation           Doing Business
                                  ------------------              -------------           --------------
                                  Bedford Green Fund XXI
                                  Limited Partnership             Texas                       None

                                  Breckenridge Fund XXI
                                  Limited Partnership             Delaware                    None

                                  Evergreen Fund XXI
                                  Limited Partnership             Delaware                    None

                                  Governour's Square Fund
                                  XXI Limited Partnership         Delaware                    None

                                  Woodcreek Fund XXI
                                  Limited Partnership             Texas                       None

              The Partnership has omitted instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.


                     (1) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

                     (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994.

                     (3) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended September 30, 1995, as filed on November 13, 1995.


(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   McNEIL REAL ESTATE FUND XXI, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert McNeil
- -------------------------                               --------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




April 1, 1996                                      By:  /s/  Donald K. Reed
- --------------------------                              --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- --------------------------                              --------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Carol A. Fahs
- --------------------------                              --------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
