Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1996-05-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended                       March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION   REPORT PURSUANT  TO   SECTION  13  OR  15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-13356




                        MCNEIL REAL ESTATE FUND XXI, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





     California                                            33-0030615
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)



Registrant's telephone number, including area code        (214) 448-5800
                                                   -----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            March 31,        December 31,
                                                                              1996               1995
                                                                       ---------------      -------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     3,607,306      $    3,607,306
   Buildings and improvements...............................                33,448,554          33,341,911
                                                                        --------------       -------------
                                                                            37,055,860          36,949,217
   Less:  Accumulated depreciation and amortization.........               (15,680,740)        (15,278,026)
                                                                        --------------       -------------
                                                                            21,375,120          21,671,191

Cash and cash equivalents...................................                 2,208,485           1,998,301
Cash segregated for security deposits.......................                   158,996             167,007
Accounts receivable, net of allowance for doubtful
   accounts of $50,938 and $1,800 at March 31,
   1996 and December 31, 1995, respectively.................                   173,166             176,462
Escrow deposits.............................................                   529,505             611,639
Deferred borrowing costs, net of accumulated
   amortization of $106,054 and $90,135 at March 31,
   1996 and December 31, 1995, respectively.................                   479,712             495,631
Prepaid expenses and other assets...........................                    57,821              58,418
                                                                        --------------       -------------
                                                                       $    24,982,805      $   25,178,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................           $    21,953,522      $   22,008,628
Mortgage note payable - affiliates..........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   307,031             300,985
Accrued property taxes......................................                   312,672             338,135
Payable to affiliates - General Partner.....................                 4,400,280           4,217,978
Advances from affiliates - General Partner..................                   691,287             676,601
Security deposits and deferred rental revenue...............                   210,499             196,320
                                                                        --------------       -------------
                                                                            28,609,191          28,472,547
                                                                        --------------       -------------

Partners' deficit:
  Limited  partners  -  50,000  Units  authorized;
   47,288 and  47,308  Units outstanding at March 31, 1996
   and December 31, 1995, respectively,  (24,949 Current
   Income Units  outstanding  at March 31, 1996 and
   December 31, 1995 and 22,339 and 22,359 Growth/Shelter
   Units outstanding at March 31, 1996 and December 31,1995,
   respectively)                                                            (3,272,509)         (2,943,347)
   General Partner..........................................                  (353,877)           (350,551)
                                                                        --------------       -------------
                                                                            (3,626,386)         (3,293,898)
                                                                        --------------       -------------
                                                                       $    24,982,805      $   25,178,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            --------------------------------
                                                                                  1996                1995
                                                                            --------------------------------
Revenue:
Rental revenue.................................................             $   1,593,496     $    2,007,881
Interest.......................................................                    22,049             25,323
Gain on disposition of real estate.............................                         -          1,615,811
                                                                             ------------      -------------
  Total revenue................................................                 1,615,545          3,649,015
                                                                             ------------      -------------

Expenses:
Interest.......................................................                   513,916            749,303
Interest - affiliates..........................................                    29,992            100,246
Depreciation and amortization..................................                   402,714            525,239
Property taxes.................................................                   119,691            173,880
Personnel costs................................................                   207,192            229,970
Utilities......................................................                   113,082            119,881
Repairs and maintenance........................................                   176,105            182,440
Property management fees -affiliates...........................                    81,822            113,265
Other property operating expenses..............................                   106,269            154,990
General and administrative.....................................                    15,943             18,807
General and administrative - affiliates........................                   181,307            196,445
                                                                            -------------      -------------
  Total expenses...............................................                 1,948,033          2,564,466

Net income (loss)..............................................            $     (332,488)    $    1,084,549
                                                                            =============      =============

Net income (loss) allocable to limited partners -
     Current Income Unit.......................................            $      (29,923)    $       97,609
Net income (loss) allocable to limited partners -
     Growth/Shelter Unit.......................................                  (299,239)           976,094
Net income (loss) allocable to General Partner.................                    (3,326)            10,846
                                                                            -------------      -------------
Net income (loss)..............................................            $     (332,488)    $    1,084,549
                                                                            =============      =============

Net income (loss) per limited partnership unit:
Current Income Units...........................................            $        (1.20)    $         3.91
                                                                            ==============     =============

Growth/Shelter Units...........................................            $       (13.40)    $        43.64
                                                                            =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995



                                                                                                   Total
                                                                                                   Partners'
                                                     General                 Limited               Equity
                                                     Partner                 Partners              (Deficit)
                                                 ---------------        ----------------       ---------------

Balance at December 31, 1994..............       $     (348,843)        $    (2,774,251)       $   (3,123,094)

Net loss
   General Partner........................               10,846                       -                10,846
   Current Income Units...................                    -                  97,609                97,609
   Growth/Shelter Units...................                    -                 976,094               976,094
                                                  -------------           -------------         -------------
Total net loss............................               10,846               1,073,703             1,084,549
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $     (337,997)        $    (1,700,548)       $   (2,038,545)
                                                  =============          ==============         =============


Balance at December 31, 1995..............       $     (350,551)        $    (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (3,326)                      -                (3,326)
   Current Income Units...................                    -                 (29,923)              (29,923)
   Growth/Shelter Units...................                    -                (299,239)             (299,239)
                                                  -------------           -------------         -------------
Total net loss............................               (3,326)               (329,162)             (332,488)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (353,877)        $    (3,272,509)       $   (3,626,386)
                                                  =============          ==============         =============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------
                                                                        1996                     1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,613,389         $     2,111,230
   Cash paid to suppliers............................                     (585,662)               (530,130)
   Cash paid to affiliates...........................                      (80,827)               (106,994)
   Interest received.................................                       22,049                  19,504
   Interest paid.....................................                     (433,560)               (810,916)
   Interest paid to affiliates.......................                      (50,886)               (123,887)
   Property taxes paid...............................                     (107,866)               (286,859)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      376,637                 271,948
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (106,643)               (150,440)
   Net proceeds from disposition of real estate......                            -               2,199,917
                                                                 -----------------          --------------
Net cash provided by (used in)
   investing activities..............................                     (106,643)              2,049,477
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (59,810)                (80,633)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      210,184               2,240,792

Cash and cash equivalents at beginning of
   period............................................                    1,998,301               1,151,098
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,208,485         $     3,391,890
                                                                 =================          ==============



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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                             Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ---------------

Net income (loss)....................................             $       (332,488)        $     1,084,549
                                                                   ---------------          --------------

Adjustments to  reconcile  net income  (loss) to
   net cash  provided by operating activities:
   Depreciation and amortization.....................                      402,714                 525,239
   Amortization of deferred borrowing costs..........                       15,919                  22,543
   Amortization of discounts on mortgage
     notes payable...................................                        4,704                   6,912
   Interest added to advances to affiliates -
     General Partner, net of payments................                            -                  (5,819)
   Interest added to advances from affiliates -
     General Partner, net of payments................                       14,686                  36,621
   Gain on disposition of real estate................                            -              (1,615,811)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        8,011                  (6,621)
     Accounts receivable.............................                        3,296                  96,238
     Escrow deposits.................................                       82,134                (109,966)
     Prepaid expenses and other assets...............                          597                  36,367
     Accounts payable and accrued expenses...........                        6,046                  (7,826)
     Accrued property taxes..........................                      (25,463)                 (6,277)
     Payable to affiliates - General Partner.........                      182,302                 202,716
     Security deposits and deferred rental
       revenue.......................................                       14,179                  13,083
                                                                   ---------------          --------------

       Total adjustments.............................                      709,125                (812,601)
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        376,637         $       271,948
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXI, L.P. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

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

NOTE 4.
- -------

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,660,750 were outstanding at March 31, 1996.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at March 31, 1996 and December 31, 1995.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at March 31, 1996 and December 31, 1995 consisted of the following:

                                                                      March 31,              December 31,
                                                                        1996                     1995
                                                                  ----------------         ---------------

Advances purchased by General Partner................             $        630,574         $       630,574
Accrued interest payable.............................                       60,713                  46,027
                                                                   ---------------          --------------
                                                                  $        691,287         $       676,601
                                                                   ===============          ==============


Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                  ----------------------------------------
                                                                         1996                    1995
                                                                  ----------------         ---------------

Property management fees.............................             $         81,822         $       113,265
Charged to gain on disposition of real estate:
   Disposition fee........................................                       -                 346,050
Charged to interest -affiliates:
   Interest on advances from affiliates - General
     Partner.........................................                       14,687                  36,621
   Interest on mortgage note payable - affiliates....                       15,305                  63,625
Charged to general and administrative -affiliates:
   Partnership administration........................                       83,647                 100,641
   Asset management fee..............................                       97,660                  95,804
                                                                   ---------------          --------------
                                                                  $        293,121         $       756,006
                                                                   ===============          ==============

Payable to affiliates - General Partner at March 31, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 5.
- -------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition are detailed below:

                                                                     Gain on Sale           Cash Proceeds
                                                                  -----------------       -----------------
Sales price..........................................             $      6,910,000        $      6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                   ---------------

Gain on disposition of real estate...................             $      1,861,448
                                                                   ===============

Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                           ---------------
Net cash proceeds....................................                                     $      1,322,253
                                                                                           ===============

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the loss on the disposition are detailed below:

                                                                    Gain on Sale            Cash Proceeds
                                                                  -----------------       -----------------

Sales price..........................................             $      4,625,000        $      4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                   ---------------

Loss on disposition of real estate...................             $       (245,637)
                                                                   ===============

Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                            --------------
Net cash proceeds....................................                                     $        877,664
                                                                                           ===============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

Net loss for the first three months of 1996 was $332,488 as compared to net income of $1,084,549 for the same period in 1995.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $245,199 of revenue and $248,884 of expense for the first three months of 1995 for Wyoming Mall.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. The Partnership received net cash proceeds of $1,322,253 and recorded a gain on disposition of real estate of $1,861,448. The Partnership recorded $284,325 of revenue and $311,706 of expense for the first three months of 1995 for Suburban Plaza.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first three months of 1996, at March 31, 1996 the Partnership owed affiliate advances of $691,287 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,400,280.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue decreased by $414,385 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall, which contributed rental revenue of approximately $284,000 and $244,000, respectively, in the first quarter of 1995.

During the first quarter of 1995, the partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637.

Expenses:

Total expenses decreased by $616,433 for the three months ended March 31, 1996 as compared to the same period in 1995. The decreases in interest expense, depreciation and amortization expense, property taxes, personnel costs, property management fees and other property operating expenses are primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

Interest - affiliates decreased by $70,254 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease was mainly due to the repayment of $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first quarter of 1995.

General and administrative - affiliates decreased by $15,138 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease was mainly due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, the Partnership held cash and cash equivalents of $2,208,485.

Cash of $376,637 was provided by operating activities during the first three months of 1996 as compared to $271,948 provided during the same period of 1995. The decrease in 1996 was primarily due to the sales of Suburban Plaza and Wyoming Mall.

Cash used for additions to real estate totaled $106,643 for the three months ended March 31, 1996 as compared to $150,440 for the same period of the prior year. The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first three months of 1995.

Principal payments on mortgage notes payable totaled $59,810 for the first three months of 1996 as compared to $80,633 for the same period in 1995. The decrease was due to the retirement of the mortgage notes related to Wyoming Mall and Suburban Plaza when the properties were sold. Additionally the mortgage notes related to Bedford Green and Woodcreek Apartments were refinanced in July 1995.

Short-term liquidity
- --------------------

For the remainder of 1996, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of other properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Distributions
- --------------

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 26, 1992.(Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income (loss)  per  limited  partnership
                                    unit is computed  by   dividing  net  income
                                    (loss)  allocated to the limited partners by
                                    the weighted  average   number   of  limited
                                    partnership   units   outstanding.  Per unit
                                    information   has   been  computed  based on
                                    24,949  Current   Income  Units  outstanding
                                    in 1996 and  1995  and 22,339   and   22,359
                                    Growth/Shelter   Units   outstanding in 1996
                                    and 1995, respectively.

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XXI, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



May 14, 1996                         By: /s/ Donald K. Reed
- -----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




May 14, 1996                         By: /s/  Ron K. Taylor
- -----------------                        ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                         McNeil Investors, Inc.




May 14, 1996                         By: /s/ Carol A. Fahs
- -----------------                        ---------------------------------------
Date                                     Carol A. Fahs
                                         Chief Accounting Officer of McNeil Real
                                         Estate Management, Inc.