Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1996-08-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                 June 30, 1996
                         ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-13356
                            --------



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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     3,607,306      $    3,607,306
   Buildings and improvements...............................                33,648,263          33,341,911
                                                                        --------------       -------------
                                                                            37,255,569          36,949,217
   Less:  Accumulated depreciation and amortization.........               (16,086,611)        (15,278,026)
                                                                        --------------       -------------
                                                                            21,168,958          21,671,191

Cash and cash equivalents...................................                 2,311,883           1,998,301
Cash segregated for security deposits.......................                   170,348             167,007
Accounts receivable, net of allowance for doubtful
   accounts of $1,800 at December 31, 1995..................                   152,630             176,462
Escrow deposits.............................................                   551,101             611,639
Deferred borrowing costs, net of accumulated
   amortization of $121,973 and $90,135 at June 30,
   1996 and December 31, 1995, respectively.................                   464,105             495,631
Prepaid expenses and other assets...........................                    61,896              58,418
                                                                        --------------       -------------
                                                                       $    24,880,921      $   25,178,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    21,897,114      $   22,008,628
Mortgage note payable - affiliates..........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   291,071             300,985
Accrued property taxes......................................                   312,523             338,135
Payable to affiliates.......................................                 4,587,084           4,217,978
Advances from affiliates....................................                   705,836             676,601
Security deposits and deferred rental revenue...............                   211,793             196,320
                                                                        --------------       -------------
                                                                            28,739,321          28,472,547
                                                                        --------------       -------------

Partners' deficit:
 Limited partners - 50,000 Units authorized; 47,288 and
   47,308 Units outstanding at June 30, 1996 and
   December 31, 1995, respectively, (24,949 Current Income
   Units outstanding at June 30, 1996 and December 31, 1995
   and 22,339 and 22,359 Growth/Shelter Units outstanding
   at June 30, 1996 and December 31,1995, respectively)                     (3,502,204)         (2,943,347)
   General Partner..........................................                  (356,196)           (350,551)
                                                                        --------------       -------------
                                                                            (3,858,400)         (3,293,898)
                                                                        --------------       -------------
                                                                       $    24,880,921      $   25,178,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,605,888     $    1,528,896    $    3,199,384     $    3,536,777
   Interest......................             31,826             33,919            53,875             59,242
   Gain on disposition of real
     estate......................                  -                  -                 -          1,615,811
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,637,714          1,562,815         3,253,259          5,211,830
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            471,064            554,370           984,980          1,303,673
   Interest - affiliates.........             29,853             34,058            59,845            134,304
   Depreciation and
     amortization................            405,871            382,359           808,585            907,598
   Property taxes................            125,445            124,257           245,136            298,137
   Personnel costs...............            168,161            184,114           375,353            414,084
   Utilities.....................             97,408            101,357           210,490            221,238
   Repair and maintenance........            175,433            165,503           351,538            347,943
   Property management
     fees - affiliates...........             85,525             80,281           167,347            193,546
   Other property operating
     expenses....................            106,291            120,605           212,560            275,595
   General and administrative....             17,630             18,371            33,573             37,178
   General and administrative -
     affiliates..................            187,047            211,042           368,354            407,487
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,869,728          1,976,317         3,817,761          4,540,783
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $     (232,014)    $    (413,502)    $     (564,502)    $      671,047
                                       =============      ============      =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $      (20,881)    $    (37,215)     $      (50,805)    $       60,394
Net income (loss) allocable to
   to limited partners - Growth/
   Shelter Unit..................           (208,813)          (372,152)         (508,052)           603,942
Net income (loss) allocable
   to General Partner............             (2,320)            (4,135)           (5,645)             6,711
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (232,014)    $     (413,502)   $     (564,502)    $      671,047
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit:
   Current Income Units..........     $         (.84)    $       (1.49)    $       (2.04)     $         2.42
                                       =============      ============      =============      =============

   Growth/Shelter Units..........     $        (9.34)    $      (16.64)    $      (22.74)     $        27.01
                                       =============      ============      ============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995





                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (348,843)         $   (2,774,251)       $   (3,123,094)

Net income
   General Partner........................                6,711                       -                 6,711
   Current Income Units...................                    -                  60,394                60,394
   Growth/Shelter Units...................                    -                 603,942               603,942
                                                  -------------           -------------         -------------
Total net income..........................                6,711                 664,336               671,047
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $     (342,132)         $   (2,109,915)       $   (2,452,047)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (350,551)         $   (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (5,645)                      -                (5,645)
   Current Income Units...................                    -                 (50,805)              (50,805)
   Growth/Shelter Units...................                    -                (508,052)             (508,052)
                                                  -------------           -------------         -------------
Total net loss............................               (5,645)               (558,857)             (564,502)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (356,196)         $   (3,502,204)       $   (3,858,400)
                                                  =============           =============         =============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                            Six Months Ended
                                                                                 June 30,
                                                                -------------------------------------------
                                                                      1996                        1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,231,345        $      3,711,266
   Cash paid to suppliers............................                   (1,170,281)             (1,189,938)
   Cash paid to affiliates...........................                     (166,595)               (202,292)
   Interest received.................................                       53,875                  49,815
   Interest received - affiliates....................                            -                  71,613
   Interest paid.....................................                     (944,609)             (1,293,137)
   Interest paid to affiliates.......................                      (24,443)               (483,854)
   Property taxes paid...............................                     (238,126)               (382,801)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      741,166                 280,672
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (306,352)               (269,023)
   Net proceeds from disposition of real estate......                            -               2,199,917
   Repayment of advances to affiliates...............                            -                 300,000
                                                                 -----------------          --------------
Net cash provided by (used in)
   investing activities..............................                     (306,352)              2,230,894
                                                                 -----------------          --------------

Cash flows from financing activities:
   Deferred borrowing costs paid.....................                         (312)                      -
   Principal payments on mortgage notes
     payable.........................................                     (120,920)               (138,723)
   Repayment of advances from affiliates.............                            -                (973,000)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (121,232)             (1,111,723)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      313,582               1,399,843

Cash and cash equivalents at beginning of
   period............................................                    1,998,301               1,151,098
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        2,311,883         $     2,550,941
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                            Six Months Ended
                                                                                 June 30,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  -----------------        ---------------
Net income (loss)....................................             $       (564,502)        $       671,047
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to
   net cash  provided by operating activities:
   Depreciation and amortization.....................                      808,585                 907,598
   Amortization of deferred borrowing costs..........                       31,838                  41,208
   Amortization of discounts on mortgage
     notes payable...................................                        9,406                  11,367
   Interest added to advances to affiliates,
     net of payments.................................                            -                  62,186
   Interest added to advances from affiliates,
     net of payments.................................                       29,235                (292,371)
   Gain on disposition of real estate................                            -              (1,615,811)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (3,341)                 48,631
     Accounts receivable.............................                       23,832                 153,274
     Escrow deposits.................................                       60,538                 (23,381)
     Prepaid expenses and other assets...............                       (3,478)                (46,909)
     Accounts payable and accrued expenses...........                       (9,914)                 67,777
     Accrued property taxes..........................                      (25,612)                (74,421)
     Payable to affiliates...........................                      369,106                 398,741
     Security deposits and deferred rental
       revenue.......................................                       15,473                 (28,264)
                                                                   ---------------          --------------

       Total adjustments.............................                    1,305,668                (390,375)
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        741,166         $       280,672
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

NOTE 4.
- -------

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 5.
- -------

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,733,637 were outstanding at June 30, 1996.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at June 30, 1996 and December 31, 1995.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at June 30, 1996 and December 31, 1995 consisted of the following:

                                                         June 30,  December 31,
                                                           1996        1995
                                                        ---------  ------------

Advances purchased by General Partner................   $ 630,574    $ 630,574
Accrued interest payable.............................      75,262       46,027
                                                         --------     --------
                                                        $ 705,836    $ 676,601
                                                         ========     ========

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                            1996         1995
                                                        ---------    ----------

Property management fees.............................   $ 167,347    $  193,546
Charged to gain on disposition of real estate:
   Disposition fee...................................           -       346,050
Charged to interest -affiliates:
   Interest on advances from affiliates..............      29,235        55,374
   Interest on mortgage note payable - affiliates....      30,610        78,930
Charged to general and administrative -affiliates:
   Partnership administration........................     165,253       201,870
   Asset management fee..............................     203,101       205,617
                                                         --------     ---------
                                                        $ 595,546    $1,081,387
                                                         ========     =========

Payable to affiliates at June 30, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 6.
- -------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition are detailed below:

                                             Gain on Sale       Cash Proceeds
                                             ------------       -------------

Sales price..............................    $ 6,910,000         $ 6,910,000

Selling costs............................       (293,754)            (86,454)
Retirement of mortgage discount..........       (683,198)
Carrying value...........................     (3,691,594)
Accounts receivable......................       (315,979)
Deferred borrowing costs.................           (479)
Prepaid expenses.........................        (63,548)
                                              ----------

Gain on disposition of real estate......     $ 1,861,448
                                              ==========

Retirement of mortgage note.............                           (3,963,489)
Retirement of mortgage notes -
 affiliates.............................                           (1,331,000)
Accrued interest paid on retired notes..                             (146,111)
Real estate tax proration...............                              (38,368)
Credit for security deposit liability...                              (22,325)
                                                                   ----------
Net cash proceeds.......................                          $ 1,322,253
                                                                   ==========

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the loss on the disposition are detailed below:

                                             Gain on Sale        Cash Proceeds
                                             ------------       --------------

Sales price.............................     $ 4,625,000         $ 4,625,000

Selling costs...........................        (234,838)            (96,088)
Mortgage note prepayment penalty........        (138,441)           (138,441)
Carrying value..........................      (4,325,663)
Accounts receivable.....................         (81,749)
Deferred borrowing costs................         (49,910)
Prepaid expenses........................         (40,036)
                                              ----------

Loss on disposition of real estate.....      $  (245,637)
                                              ==========


Retirement of mortgage note.............                          (3,452,337)
Payment of 1994 taxes at closing........                             (23,735)
Real estate tax proration...............                             (14,154)
Credit for security deposit liability...                             (22,581)
                                                                  ----------
Net cash proceeds.......................                         $   877,664
                                                                  ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

Net loss for the first six months of 1996 was $564,502 as compared to net income of $671,047 for the same period in 1995.

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

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first six months of 1996, at June 30, 1996 the Partnership owed affiliate advances of $705,836 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,587,084.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue increased by $76,992 for the three months and decreased by $337,393 for the six months ended June 30, 1996, as compared to the same periods in 1995. The overall decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall, which contributed rental revenue of approximately $306,000 and $254,000, respectively, in the first half of 1995. Increased occupancy at Bedford Green Apartments and Wise County Plaza, and increased rental rates at Governour's Square partially offset the loss in rental revenue from the sold properties.

During the first half of 1995, the partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637.

Expenses:

Total expenses decreased by $106,589 and $723,022 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decreases in interest expense, depreciation and amortization expense, property taxes, personnel costs, property management fees and other property operating expenses are primarily due to the sales of Suburban Plaza and Wyoming Mall in March 1995.

Interest - affiliates decreased by $4,205 and $74,459 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to the repayment of $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first half of 1995.

General and administrative - affiliates decreased by $23,995 and $39,133 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, the Partnership held cash and cash equivalents of $2,311,883.

Cash of $741,166 was provided by operating activities during the first six months of 1996 as compared to $280,672 provided during the same period of 1995. Cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid, and property taxes paid decreased due to the sales of Suburban Plaza and Wyoming Mall. No interest was received from affiliates during the first six months of 1996 since the previous advances of $300,000 to McNeil Real Estate Fund XXII, L.P. ("McNeil XXII") for Wyoming Mall were paid off in 1995. With the proceeds from the sales of Suburban Plaza and Wyoming Mall, the Partnership was able to repay $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first half of 1995, thereby reducing the interest paid to affiliates during the first half of 1996.

Cash used for additions to real estate totaled $306,352 for the six months ended June 30, 1996 as compared to $269,023 for the same period of the prior year. The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first six months of 1995. Additionally, the Partnership received $300,000 in 1995 from McNeil XXII for repayment of previous advances for Wyoming Mall.

Principal payments on mortgage notes payable totaled $120,920 for the first six months of 1996 as compared to $138,723 for the same period in 1995. The decrease was due to the retirement of the mortgage notes related to Wyoming Mall and Suburban Plaza when the properties were sold.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------
         4.                         Amended and  Restated   Limited  Partnership
                                    Agreement  dated   March 26, 1992. (Incorpo-
                                    rated  by reference to the Current Report of
                                    the   Registrant on Form 8-K dated March 26,
                                    1992, as filed on April 9, 1992).

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

(b)      Reports on  Form   8-K.  There were no reports on Form 8-K filed during
         the quarter ended June 30, 1996.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



August 14, 1996                     By: /s/ Donald K. Reed
- ------------------------                ---------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




August 14, 1996                     By: /s/ Ron K. Taylor
- ------------------------                ---------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




August 14, 1996                     By: /s/ Carol A. Fahs
- ------------------------                ---------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil Real
                                        Estate Management, Inc.