Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1996-11-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended         September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-13356
                           ---------


                        MCNEIL REAL ESTATE FUND XXI, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                           33-0030615
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     3,240,113      $    3,607,306
   Buildings and improvements...............................                29,317,722          33,341,911
                                                                        --------------       -------------
                                                                            32,557,835          36,949,217
   Less:  Accumulated depreciation and amortization.........               (14,333,588)        (15,278,026)
                                                                        --------------       -------------
                                                                            18,224,247          21,671,191

Asset held for sale.........................................                 2,711,429                   -

Cash and cash equivalents...................................                 1,629,136           1,998,301
Cash segregated for security deposits.......................                   183,072             167,007
Accounts receivable, net of allowance for doubtful
   accounts of $1,800 at December 31, 1995..................                   220,045             176,462
Escrow deposits.............................................                   618,555             611,639
Deferred borrowing costs, net of accumulated
   amortization of $137,892 and $90,135 at
   September 30, 1996 and December 31, 1995,
   respectively.............................................                   448,509             495,631
Prepaid expenses and other assets...........................                    66,763              58,418
                                                                        --------------       -------------
                                                                       $    24,101,756      $   25,178,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    21,839,375      $   22,008,628
Mortgage note payable - affiliates..........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   256,565             300,985
Accrued property taxes......................................                   395,429             338,135
Payable to affiliates.......................................                 4,083,881           4,217,978
Advances from affiliates....................................                   720,544             676,601
Security deposits and deferred rental revenue...............                   213,605             196,320
                                                                        --------------       -------------
                                                                            28,243,299          28,472,547
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners  -  50,000  Units  authorized; 47,288
     and 47,308 Units outstanding  at September 30, 1996
     and  December  31, 1995,  respectively, (24,949
     Current Income Units outstanding at September 30, 1996
     and December 31,  1995  and  22,339 and 22,359
     Growth/Shelter  Units  outstanding  at September
     30, 1996 and December 31,1995, respectively)...........                (3,782,516)         (2,943,347)
   General Partner..........................................                  (359,027)           (350,551)
                                                                        --------------       -------------
                                                                            (4,141,543)         (3,293,898)
                                                                        --------------       -------------
                                                                       $    24,101,756      $   25,178,649
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,608,613     $    1,525,062    $    4,807,997     $    5,061,839
   Interest......................             26,292             27,334            80,167             86,576
   Gain on disposition of real
     estate......................                  -                  -                 -          1,615,811
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,634,905          1,552,396         4,888,164          6,764,226
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            514,231            541,237         1,499,211          1,844,910
   Interest - affiliates.........             30,182             31,277            90,027            165,581
   Depreciation and
     amortization................            410,925            418,203         1,219,510          1,325,801
   Property taxes................            125,608            144,023           370,744            442,160
   Personnel costs...............            187,992            199,148           563,345            613,232
   Utilities.....................            110,422            114,335           320,912            335,573
   Repair and maintenance........            187,333            199,156           538,871            547,099
   Property management
     fees - affiliates...........             82,623             78,324           249,970            271,870
   Other property operating
     expenses....................             89,602            152,716           302,162            428,311
   General and administrative....             15,856              4,537            49,429             41,715
   General and administrative -
     affiliates..................            163,274            193,735           531,628            601,222
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,918,048          2,076,691         5,735,809          6,617,474
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $     (283,143)    $     (524,295)   $     (847,645)    $      146,752
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................     $      (25,483)    $      (47,186)   $      (76,288)    $       13,208
Net income (loss) allocable to
   to limited partners - Growth/
   Shelter Unit..................           (254,829)          (471,865)         (762,881)           132,077
Net income (loss) allocable
   to General Partner............             (2,831)            (5,244)           (8,476)             1,467
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (283,143)    $     (524,295)   $     (847,645)    $      146,752
                                       =============      =============     =============      =============

Net income (loss) per limited
   partnership unit:
   Current Income Units..........     $        (1.02)    $        (1.89)   $        (3.06)    $          .53
                                       =============      =============     =============      =============

   Growth/Shelter Units..........     $       (11.41)    $       (21.10)   $       (34.15)    $         5.91
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------        ----------------       ---------------
Balance at December 31, 1994..............       $     (348,843)        $    (2,774,251)       $   (3,123,094)

Net income
   General Partner........................                1,467                       -                 1,467
   Current Income Units...................                    -                  13,208                13,208
   Growth/Shelter Units...................                    -                 132,077               132,077
                                                  -------------           -------------         -------------
Total net income..........................                1,467                 145,285               146,752
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $     (347,376)         $   (2,628,966)       $   (2,976,342)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (350,551)         $   (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (8,476)                                       (8,476)
   Current Income Units...................                                      (76,288)              (76,288)
   Growth/Shelter Units...................                                     (762,881)             (762,881)
                                                  -------------           -------------         -------------
Total net loss............................               (8,476)               (839,169)             (847,645)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (359,027)         $   (3,782,516)       $   (4,141,543)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Nine Months Ended
                                                                               September 30,
                                                                -------------------------------------------
                                                                        1996                    1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        4,770,881        $      5,224,781
   Cash paid to suppliers............................                   (1,797,377)             (1,904,727)
   Cash paid to affiliates...........................                     (915,695)               (278,977)
   Interest received.................................                       80,167                  77,148
   Interest received from affiliates.................                            -                  71,614
   Interest paid.....................................                   (1,438,669)             (1,882,234)
   Interest paid to affiliates.......................                      (36,666)               (496,075)
   Property taxes paid...............................                     (363,815)               (673,395)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      298,826                 138,135
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (483,995)               (484,174)
   Net proceeds from disposition of real estate......                            -               2,199,917
   Repayment of advances to affiliates...............                            -                 300,000
                                                                 -----------------          --------------
Net cash provided by (used in)
   investing activities..............................                     (483,995)              2,015,743
                                                                 -----------------          --------------

Cash flows from financing activities:
   Deferred borrowing costs paid.....................                         (635)               (169,146)
   Proceeds from refinancings........................                            -                  60,103
   Principal payments on mortgage notes
     payable.........................................                     (183,361)               (195,165)
   Repayment of advances from affiliates.............                            -                (973,000)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (183,996)             (1,277,208)
                                                                 -----------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (369,165)                876,670

Cash and cash equivalents at beginning of
   period............................................                    1,998,301               1,151,098
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,629,136         $     2,027,768
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                             Nine Months Ended
                                                                                September 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ---------------

Net income (loss)....................................             $       (847,645)        $       146,752
                                                                   ---------------          --------------

Adjustments to reconcile  net income (loss) to net
   cash  provided by operating  activities:
   Depreciation and amortization.....................                    1,219,510               1,325,801
   Amortization of deferred borrowing costs..........                       47,757                  45,270
   Amortization of discounts on mortgage
     notes payable...................................                       14,108                  15,823
   Interest added to advances to affiliates,
     net of payments.................................                            -                  62,186
   Interest added to advances from affiliates,
     net of payments.................................                       43,943                (276,837)
   Gain on disposition of real estate................                            -              (1,615,811)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (16,065)                 23,343
     Accounts receivable.............................                      (43,583)                141,264
     Escrow deposits.................................                       (6,916)               (395,659)
     Prepaid expenses and other assets...............                       (8,345)                 48,408
     Accounts payable and accrued expenses...........                      (44,420)                 50,100
     Accrued property taxes..........................                       57,294                 (36,594)
     Payable to affiliates...........................                     (134,097)                594,115
     Security deposits and deferred rental
       revenue.......................................                       17,285                   9,974
                                                                   ---------------          --------------

       Total adjustments.............................                    1,146,471                  (8,617)
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        298,826         $       138,135
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1996

NOTE 1.
-------

McNeil Real Estate Fund XXI, L.P. (the "Partnership"), formerly known as Southmark Realty Partners, Ltd., was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $2,831,399 were outstanding at September 30, 1996.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at September 30, 1996 and December 31, 1995.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at September 30, 1996 and December 31, 1995 consisted of the following:

                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   ------------

Advances purchased by General Partner.......       $  630,574      $  630,574
Accrued interest payable....................           89,970          46,027
                                                    ---------       ---------
                                                   $  720,544      $  676,601
                                                    =========       =========

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Nine Months Ended
                                                               September 30,
                                                        ------------------------
                                                           1996         1995
                                                        ----------   -----------

Property management fees...........................     $  249,970   $   271,870
Charged to gain on disposition of real estate:
   Disposition fee.................................              -       346,050
Charged to interest -affiliates:
   Interest on advances from affiliates............          43,943       70,908
   Interest on mortgage note payable - affiliates..          46,084       94,673
Charged to general and administrative -affiliates:
   Partnership administration......................         230,765      301,077
   Asset management fee............................         300,863      300,145
                                                         ----------   ----------
                                                        $   871,625  $ 1,384,723
                                                         ==========   ==========

Payable to affiliates at September 30, 1996 and December 31, 1995 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 6.
-------

On July 12 and September 9, 1996, Governour's Square Apartments suffered damage from two separate hurricanes. Repairs are estimated to cost approximately $131,000, $81,000 of which is expected to be covered by the insurance carrier. The basis of the damaged property approximated the expected proceeds to be received from the insurance carrier.

NOTE 7.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Fort Meigs Plaza is currently classified as an asset held for sale, no depreciation will be taken effective October 1, 1996.

NOTE 8.
-------

On March 31, 1995, Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition are detailed below:

                                                   Gain on Sale   Cash Proceeds
                                                   ------------   -------------

Sales price.................................       $  6,910,000   $  6,910,000

Selling costs...............................           (293,754)       (86,454)
Retirement of mortgage discount.............           (683,198)
Carrying value..............................         (3,691,594)
Accounts receivable.........................           (315,979)
Deferred borrowing costs....................               (479)
Prepaid expenses............................            (63,548)
                                                    -----------

Gain on disposition of real estate..........       $  1,861,448
                                                    ===========


Retirement of mortgage note.................                        (3,963,489)
Retirement of mortgage notes - affiliates...                        (1,331,000)
Accrued interest paid on retired notes......                          (146,111)
Real estate tax proration...................                           (38,368)
Credit for security deposit liability.......                           (22,325)
                                                                   -----------
Net cash proceeds...........................                      $  1,322,253
                                                                   ===========

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the loss on the disposition are detailed below:

                                                   Gain on Sale   Cash Proceeds
                                                   ------------   -------------

Sales price.................................       $  4,625,000   $  4,625,000

Selling costs...............................           (234,838)       (96,088)
Mortgage note prepayment penalty............           (138,441)      (138,441)
Carrying value..............................         (4,325,663)
Accounts receivable.........................            (81,749)
Deferred borrowing costs....................            (49,910)
Prepaid expenses............................            (40,036)
                                                   ------------

Loss on disposition of real estate..........      $    (245,637)
                                                   ============


Retirement of mortgage note.................                        (3,452,337)
Payment of 1994 taxes at closing............                           (23,735)
Real estate tax proration...................                           (14,154)
Credit for security deposit liability.......                           (22,581)
                                                                   -----------
Net cash proceeds...........................                      $    877,664
                                                                   ===========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

Net loss for the first nine months of 1996 was $847,645 as compared to net income of $146,752 for the same period in 1995.

On March 31, 1995, Wyoming Mall was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. The Partnership received net cash proceeds of $877,664 from the sale of the property and recorded a loss on disposition of real estate of $245,637. The Partnership recorded $256,873 of revenue and $268,760 of expense for the first nine months of 1995 for Wyoming Mall.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000. The Partnership received net cash proceeds of $1,322,253 and recorded a gain on disposition of real estate of $1,861,448. The Partnership recorded $306,747 of revenue and $328,237 of expense for the first nine months of 1995 for Suburban Plaza.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first nine months of 1996, at September 30, 1996 the Partnership owed affiliate advances of $720,544 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,083,881.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue increased by $83,551 for the three months and decreased by $253,842 for the nine months ended September 30, 1996, as compared to the same periods in 1995. The overall decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall, which contributed rental revenue of approximately $306,000 and $255,000, respectively, in the first nine months of 1995. Increased occupancy at Bedford Green Apartments and Wise County Plaza, and increased rental rates at Governour's Square partially offset the loss in rental revenue from the sold properties.

During the first nine months of 1995, the partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637.

Expenses:

Total expenses decreased by $158,643 and $881,665 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decreases in interest expense, depreciation and amortization expense, property taxes, personnel costs and property management fees are primarily due to the sales of Suburban Plaza and Wyoming Mall in March 1995.

Interest - affiliates decreased by $1,095 and $75,554 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to the repayment of $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first half of 1995.

Other property operating expenses decreased by $63,114 and $126,149 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decreases were mainly due to the sales of Suburban Plaza and Wyoming Mall, which incurred approximately $46,000 of other property operating expenses in the first nine months of 1995. In addition, Wise County Plaza incurred $18,000 to settle litigation with a tenant in 1995. All of the properties experienced a decrease in employee training and marketing costs in 1996.

General and administrative - affiliates decreased by $30,461 and $69,594 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996, the Partnership held cash and cash equivalents of $1,629,136.

Cash of $298,826 was provided by operating activities during the first nine months of 1996 as compared to $138,135 provided during the same period in 1995. Cash received from tenants, cash paid to suppliers, interest paid, and property taxes paid decreased due to the sales of Suburban Plaza and Wyoming Mall. No interest was received from affiliates during the first nine months of 1996 since the previous advances of $300,000 to McNeil Real Estate Fund XXII, L.P. ("McNeil XXII") for Wyoming Mall were paid off in 1995. With the proceeds from the sales of Suburban Plaza and Wyoming Mall, the Partnership was able to repay $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first half of 1995, thereby reducing the interest paid to affiliates during the first half of 1996.

The Partnership received $2,199,917 of proceeds from the sales of Suburban Plaza and Wyoming Mall during the first nine months of 1995. Additionally, the Partnership received $300,000 in 1995 from McNeil XXII for repayment of previous advances for Wyoming Mall.

Short-term liquidity

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could be available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997. Additionally, the General Partner has, in its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended September 30, 1996.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXI, L.P.

                                By: McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



November 14, 1996                       By:   /s/  Donald K. Reed
-----------------                          ------------------------------------
Date                                       Donald K. Reed
                                           President and Chief Executive Officer




November 14, 1996                       By:   /s/  Ron K. Taylor
-----------------                          ------------------------------------
Date                                       Ron K. Taylor
                                           Acting Chief Financial Officer of
                                             McNeil Investors, Inc.




November 14, 1996                       By:   /s/  Carol A. Fahs
-----------------                          -------------------------------------
Date                                       Carol A. Fahs
                                           Chief Accounting Officer of McNeil
                                             Real Estate Management, Inc.