Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1997-03-28
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1996
                               -------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code    (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None
----------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 47,288 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  See Item 14, Page 42

                                TOTAL OF 44 PAGES

                                     PART I

ITEM 1.  BUSINESS
-------  --------

ORGANIZATION
------------

McNeil Real Estate Fund XXI, L.P., (the "Partnership"), formerly known as Southmark Realty Partners, Ltd., was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner") a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Partners, Ltd. (the "Original General Partner"), a Texas limited partnership of which the general partner is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On February 3, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-88171) and commenced a public offering for sale of $50,000,000 of limited partnership units. There were two classes of limited partnership units offered, designated as Current Income Units and Growth/Shelter Units, (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 2, 1985 with 47,382 Units (24,982 Current Income Units and 22,400 Growth/Shelter Units) sold at $1,000 each, or gross proceeds of $47,382,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13356). In 1994, 22 Current Income Units and 34 Growth/Shelter Units were relinquished, and in 1995, 11 Current Income Units and 7 Growth/Shelter Units were relinquished. During 1996, 20 Growth/Shelter Units were relinquished leaving 47,288 Units (24,949 Current Income Units and 22,339 Growth/Shelter Units) outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. As described in Item 2 - Properties, at December 31, 1996, the Partnership owned seven revenue-producing properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 2001. In this regard, the Partnership has placed Fort Meigs Plaza on the market for sale. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

ITEM 2.      PROPERTIES
-------      ----------
The following table sets forth the investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned by the Partnership in fee and are subject to a first lien deed of trust. Certain of the properties are also subject to one or more junior mortgages as described more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Note Payable - Affiliates." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                              Net Basis of                          1996             Date
Property              Description              Property            Debt        Property Tax        Acquired
--------              -----------            -------------         ----        -------------       --------
Real Estate Investments:

Bedford Green (1)     Apartments
Bedford, OH           156 units            $     2,146,107   $    3,266,122     $   84,107            6/84

Breckenridge (2)      Apartments
Davenport, IA         120 units                  1,504,268        1,691,669         79,650           10/84

Evergreen
  Square (3)          Apartments
Tupelo, MS            257 units                  2,679,223        1,943,630         76,863           11/84

Governour's
  Square (4)          Apartments
Wilmington, NC        219 units                  3,865,285        3,048,469         66,925           11/84

Wise County Plaza     Retail Center
Wise, VA              147,848 sq. ft.            5,206,044        6,035,465         47,493            2/84

Woodcreek (5)         Apartments
Ft. Wayne, IN         204 units                  2,720,998        2,783,627         92,674           11/84

Asset Held for Sale:

Fort Meigs Plaza      Retail Center
Perrysburg, OH        104,990 sq. ft.            2,731,674        3,745,193         72,539           10/84
                                           ---------------   --------------   ------------
                                          $     20,853,599  $    22,514,175   $    520,251
                                           ===============   ==============    ===========

------------------------------------------
Total:    Apartments  - 956 Units
          Retail Centers - 252,838 sq. ft.

(1) Bedford Green Apartments is owned by Bedford Green Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(2) Breckenridge Apartments is owned by Breckenridge Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(3) Evergreen Apartments is owned by Evergreen Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(4) Governour's Square Apartments is owned by Governour's Square Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(5) Woodcreek Apartments is owned by Woodcreek Fund XXI Limited Partnership, which is wholly-owned by the Partnership.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Bedford Green
   Occupancy Rate............             97%             99%            87%            95%             94%
   Rent Per Square Foot......       $    9.11      $     8.31     $     7.99      $    7.83      $     7.36

Breckenridge
   Occupancy Rate............             93%             97%            89%            88%             88%
   Rent Per Square Foot......       $    8.26      $     7.79     $     7.07      $    7.09      $     7.00

Evergreen Square
   Occupancy Rate............             88%             90%            91%            90%             92%
   Rent Per Square Foot......       $    4.62      $     4.52     $     4.24      $    3.88      $     3.70

Fort Meigs Plaza
   Occupancy Rate............             97%             96%            98%           100%             99%
   Rent Per Square Foot......       $    6.52      $     6.38     $     6.40      $    6.45      $     6.25

Governour's Square
   Occupancy Rate............            100%             99%            97%            97%             96%
   Rent Per Square Foot......       $    7.33      $     6.85     $     6.44      $    6.01      $     5.70

Wise County Plaza
   Occupancy Rate............             88%             94%            83%            91%             93%
   Rent Per Square Foot......       $    6.02      $     5.56     $     5.90      $    6.33      $     6.54

Woodcreek
   Occupancy Rate............             93%             87%            92%            98%             88%
   Rent Per Square Foot......       $    6.33      $     6.09     $     6.22      $    5.42      $     5.43

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for commercial properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions

Bedford Green Apartments is located in Bedford, Ohio, southeast of Cleveland, Ohio. Bedford Green continues to be one of the nicest apartment communities in the market and charges higher rents than its competitors. The property ended the year at a 97% occupancy rate, giving the property a 98% average occupancy rate for 1996. Management expects to maintain occupancy in the mid to high 90% range in 1997 by improving the appearance of the property through capital expenditures.

Breckenridge Apartments is located in a northwest residential area of Davenport, Iowa. The Partnership completed previously deferred capital improvements in 1994 through 1996 which allowed the property to compete more effectively. The property currently has no deferred maintenance and its curb appeal is equal to that of its competition. Due to the availability of affordable housing and discounts offered by competitors, rental rates will be increased only slightly in 1997. Management expects to maintain occupancy in the mid 90% range in 1997.

Evergreen Square Apartments, built in 1970 in Tupelo, Mississippi, offers attractive floor plans, a renovated exterior and various amenities which position it as a strong competitor in its market area. Exterior improvements have helped Evergreen Square maintain a stabilized occupancy in spite of being located in a declining neighborhood. An increase in crime in the area in 1996 resulted in a decrease in occupancy. Competing apartment communities accept assisted/subsidized housing renters whereas Evergreen Square does not. Although there has been no recent multifamily development in the immediate area, the area offers a very reasonably priced home buying market and an abundance of rental homes and duplexes. Based upon a continued capital improvement program and focused management, Evergreen Square should be able to maintain current occupancy rates. However, its location in a declining neighborhood will limit long-range growth.

Fort Meigs Plaza is a strip shopping center located in Perrysburg, Ohio, a city lying just outside of Toledo, Ohio. The center is surrounded by upper-middle income residential neighborhoods which are very well established. With the exception of one property, all of the competitors are newer, yet Fort Meigs has earned a reputation in the marketplace as a well maintained center. The property is expected to operate at current occupancy levels in 1997. The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. In this regard, the Partnership placed Fort Meigs Plaza on the market for sale effective October 1, 1996.

Governour's Square Apartments, located in Wilmington, North Carolina was built in 1974. Extensive exterior renovations from 1992 through early 1996 have allowed the asset to reposition itself as a strong competitor in the Wilmington market. These exterior improvements as well as interior upgrades enabled the property to achieve an occupancy rate slightly above the market, even with some new construction and renovations by competitors in the immediate area. The apartments are marketed primarily to middle income residents and many of the families who select the property do so for its favorable school location. Occupancy increased in 1996 due to homeowners displaced by two hurricanes. Many of these renters are now returning to their homes, however, management expects to maintain occupancy rates in the mid 90% range in 1997.

Wise County Plaza, located in Wise, Virginia, was built in 1971 and its colonial design is unique to the area. Although the shopping center is located in an area besieged by high unemployment rates and a lackluster economy due to the declining coal industry, it has remained a consistent competitor in the local retail market. In conjunction with a major new lease in 1995, exterior renovations were updated significantly. Another large tenant is currently undergoing a major renovation which should add value to the center. Management plans to maintain occupancy while holding down costs in 1997.

Woodcreek Apartments, located in Fort Wayne, Indiana, was built in 1978 and offers attractive floor plans which were renovated in 1991 to make the property more marketable. The property has a high turnover rate due to a contract with Collegiate Housing which induces short term contracts. Management added a weight room in 1996 which appealed to the large number of young professionals in the complex. The stable economy in the area should allow the property to maintain occupancy in the low 90% range during 1997.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------       -------------        -----------
Fort Meigs Plaza
1997                            2                     4,974        $      27,972              5%
1998                            4                     5,299               47,880              8%
1999                            4                    42,256              126,408             21%
2000                            3                     7,206               62,520             11%
2001                            3                    35,772              245,880             42%
2002                            1                     5,079               35,400              6%
2003                            1                     2,250               25,188              4%
2004-2006                       -                         -                    -              -

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------       -------------        -----------
Wise County Plaza
1997                            3                     7,746        $      47,220              6%
1998                            7                    10,677               85,056             11%
1999                            4                     9,472               59,220              8%
2000                            1                     1,119                7,272              1%
2001                            4                    37,904              282,060             36%
2002-2003                       -                         -                    -              -
2004                            1                    36,893               55,344              7%
2005-2006                       -                         -                    -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property.

Nature of
Business                   Square Footage                           Lease
   Use                       Leased           Annual Rent         Expiration

Fort Meigs Plaza
   Variety Store             30,000            $ 64,500              1999
   Grocery Store             32,470             222,420              2001

Wise County Plaza
   General Office            21,062            $217,356              2001
   Department Store          36,893              55,344              2004
   Grocery Store             28,173             146,676              2008


ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).


The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
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

         Limited partnership units          3,987 as of January 31, 1997

(C) No distributions were paid to the partners in 1996 or 1995 and none are anticipated in 1997. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. See
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   6,434,691  $   6,642,725  $    8,054,097  $   9,985,424  $   9,905,279
Write-down for impairment
 of real estate..............                   -              -               -       (976,800)             -
Gain on disposition of
 real estate.................                   -      1,615,811          29,440        678,830              -
Loss before extraordinary
 items.......................          (1,127,080)      (170,804)     (1,891,596)    (3,106,420)    (2,719,318)
Extraordinary items..........                   -              -               -     (1,182,974)       283,273
Net loss.....................          (1,127,080)      (170,804)     (1,891,596)    (4,289,394)    (2,436,045)


Net income (loss) per limited
 partnership Unit:
Income (loss) before
 extraordinary items:
  Current Income Units.......       $       (4.07) $       31.62  $        (6.82) $      (11.19) $       (9.80)
  Growth/Shelter Units.......              (45.41)        (42.85)         (76.12)       (124.81)       (109.26)

Extraordinary items:
  Current Income Units.......                   -              -               -          (4.26)          1.02
  Growth/Shelter Units.......                   -              -               -         (47.53)         11.38

Net income (loss):
  Current Income Units.......               (4.07)         31.62           (6.82)        (15.45)         (8.78)
  Growth/Shelter Units.......              (45.41)        (42.85)         (76.12)       (172.34)        (97.88)

                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...     $  18,121,925  $  21,671,191  $   22,557,552  $  27,856,319 $   39,497,843
Assets held for sale...........         2,731,674              -       8,153,520      5,935,338      2,257,185
Total assets...................        23,931,225     25,178,649      33,985,057     38,017,866     44,449,501
Mortgage notes payable, net....        22,514,175     22,742,528      30,979,473     33,040,885     36,420,172
Partners' equity (deficit).....        (4,420,978)    (3,293,898)     (3,123,094)    (1,231,498)     3,057,896

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Georgetown Apartments was foreclosed on by its lender in September 1992. Hickory Lake Apartments was sold in December 1993 and Homestead Manor Apartments was sold in February 1994. Wyoming Mall and Suburban Plaza shopping centers were sold in March 1995.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $699,883 of cash through operating activities in 1996 as compared to $410,990 in 1995 and $546,157 in 1994. The increase in 1996 as compared to 1995 was primarily due to the sales of Suburban Plaza and Wyoming Mall in 1995. With the proceeds from the sales, the Partnership was able to repay $973,000 of advances and $1,331,000 of mortgage notes payable from affiliates in the first half of 1995, thereby reducing the interest paid to affiliates in 1996. In addition, cash paid to suppliers, interest paid and property taxes paid were lower in 1996 due to the sales of the two properties. These decreases in cash paid were partially offset by a decrease in cash received from tenants as a result of the property sales in 1995. In addition, no interest was received from affiliates in 1996 as compared to $71,614 in 1995 since the previous advances of $300,000 to McNeil Real Estate Fund XXII, L.P. ("Fund XXII") for Wyoming Mall were paid off in 1995. Cash paid to affiliates increased in 1996 due to the payment of previously accrued overhead reimbursements to McREMI.

Cash received from tenants and cash paid to suppliers decreased in 1995 as compared to 1994 primarily due to the sales Homestead Manor in February 1994 and Suburban Plaza and Wyoming Mall in March 1995. There was a greater amount of cash paid to affiliates in 1994, mainly due to the payment of a $201,000 disposition fee related to the sale of Hickory Lake Apartments which was sold in December 1993. Interest received increased in 1995 compared to 1994, primarily as a result of higher average cash balances due to proceeds received from the sales of Suburban Plaza and Wyoming Mall. Interest paid decreased in 1995 as compared to 1994 primarily due to the sales of properties discussed above. In addition, the Partnership refinanced two of its properties in 1995, resulting in a reduction in interest paid on these loans. In 1995, the Partnership paid a greater amount of previously deferred interest on advances from affiliates from the proceeds received from property sales. Property taxes paid include the funding of escrow accounts which were established as a part of the refinancing of Bedford Green and Woodcreek Apartments in 1995.

In 1996, the Partnership received $40,937 of proceeds from the insurance carrier for damages suffered at Governour's Square Apartments.

During  1995  and  1994,  the   Partnership   received   $300,000  and  $20,874,
respectively, for repayment of the advance to Fund XXII, the joint owner of Wyoming Mall.

In 1995, the sale of Suburban Plaza and Wyoming Mall shopping centers provided cash proceeds of $10,946,743. The Partnership used the proceeds to retire the related mortgage notes on the properties sold totaling $7,415,826, to repay a mortgage note from an affiliate in the amount of $1,331,000 and to repay affiliate advances of $973,000.
In 1994, the sale of Homestead Apartments provided cash proceeds of $39,850.

In 1995, the Partnership paid $194,952 for deferred borrowing costs relating to the refinancing of Bedford Green and Woodcreek Apartments.

Mortgage principal payments totaled $247,160 in 1996 and $253,698 in 1995 as compared to $345,980 in 1994. Principal payments in 1996 and 1995 decreased as compared to 1994 due to the sales of Wyoming Mall and Suburban Plaza in March 1995. In addition, the interest rate on the Fort Meigs mortgage note payable increased in late 1994, resulting in lower amounts being applied to the principal balance in 1996 and 1995.

In 1995, the Partnership received $60,103 of proceeds from refinancing two mortgage notes payable. See Item 8 - Note 10 - "Mortgage Refinancings."

Short-term liquidity:

In 1997, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. In 1997, the mortgage notes payable secured by Wise County Plaza and Fort Meigs Plaza mature. The mortgage note payable - affiliate secured by Fort Meigs Plaza also matures in 1997. In addition to regularly scheduled debt service payments, balloon payments totaling approximately $9.7 million are due in 1997. Management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified.

The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of Partnership properties.

The General Partner has, at its discretion, advanced funds to the Partnership to fund working capital requirements. During 1995, the Partnership repaid these advances from the proceeds from the sales of Wyoming Mall and Suburban Plaza. The General Partner is not obligated to advance funds to the Partnership, and there is no assurance that the Partnership will receive additional funds.

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

The total advances from affiliates at December 31, 1996 and 1995 consisted of the following:

                                                   1996             1995
                                                -----------     ------------

   Advances purchased by General Partner        $   630,574     $    630,574
   Accrued interest payable                         104,679           46,027
                                                 ----------      -----------
                                                $   735,253     $    676,601
                                                 ==========      ===========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively.

Long-term liquidity:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 2001. In this regard, the Partnership has placed Fort Meigs Plaza on the market for sale.

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

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of thirteen properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in continuing cash flow problems. In 1990, Commerce Tower in Amarillo, Texas, was foreclosed on by the lender in full settlement of the mortgage indebtedness on the property. Georgetown Apartments, located in Lakeland, Florida, was foreclosed on by the lender in full settlement of mortgage indebtedness in September, 1992. Hickory Lake Apartments was sold in December 1993, and
Homestead Manor Apartments was sold in February 1994. In March 1995, the Partnership sold the Suburban Plaza and Wyoming Mall shopping centers. The Partnership continues to operate the seven remaining properties.

During 1994, management determined that Wyoming Mall had reached its optimum value and therefore began actively marketing the property for sale. The property was sold on March 31, 1995 with net cash proceeds of $877,664.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000 on March 31,1995. The Partnership received net cash proceeds of $1,322,253.

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

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during 1996, the Partnership owed affiliate advances of $735,253 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,210,324.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total revenues decreased by $1,815,931 in 1996 as compared to 1995. The decrease was mainly due to the Partnership recording a gain in 1995 on the sale of Suburban Plaza Shopping Center, net of the loss on the sale of Wyoming Mall in 1995, as discussed below.

Rental revenue decreased by $208,034 in 1996 as compared to prior year. The overall decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall, which contributed rental revenue of approximately $326,000 and $262,000, respectively, in 1995. This loss of rental revenue from the sold properties was partially offset by an increase in rental revenue at the remainder of the properties. The majority of the increase was due to increased rental rates at each of the properties. In addition, although occupancy at Bedford Green Apartments and Wise County Plaza was lower at the end of 1996 than at the end of 1995, there was an increase in the average occupancy rates at these two properties in 1996. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income decreased by $19,338 in 1996 as compared to 1995. In 1995, the Partnership recorded approximately $9,400 of interest on a loan made to Fund XXII, the joint owner of Wyoming Mall. No such interest was recorded in 1996 as the loan was repaid by Fund XXII in 1995. In addition, there was a decrease in interest earned on funds held in escrow accounts by the mortgagee. Escrow deposits declined in 1996 as funds were released by the lenders for capital improvements.

The Partnership recognized a gain on involuntary conversion of $27,252 relating to hurricane damage suffered at Governour's Square Apartments in 1996 (see Item 8 - Note 11 - "Gain on Involuntary Conversion").

During 1995, the Partnership recognized a gain on disposition of real estate on Suburban Plaza of $1,861,448 and a loss on the sale of Wyoming Mall of $245,637. No such gain was recorded in 1996.

Expenses:

Total expenses decreased by $859,655 in 1996 as compared to 1995. The decrease was mainly due to decreases in interest expense, depreciation and amortization, other property operating expenses and general and administrative - affiliates, as discussed below.

Interest expense in 1996 decreased by $311,462 in relation to 1995. Approximately $214,000 of the decrease was due to the repayment of the mortgages on Suburban Plaza and Wyoming Mall when the properties were sold in March 1995. The decrease was also due to lower interest rates on the mortgages secured by Bedford Green and Woodcreek Apartments which were refinanced in July 1995.

Interest expense - affiliates decreased by $76,032 in 1996 as compared to 1995. The decrease was due to the repayment of $973,000 of advances and a $1,331,000 mortgage note from an affiliate in 1995. See Item 8 - Note 2 - "Transactions with Affiliates."

Other property operating expenses decreased by $150,058 in 1996 as compared to the prior year. The decrease was partially due to the sales of Suburban Plaza and Wyoming Mall, which incurred expenses of approximately $33,000 and $19,000, respectively, in 1995. In addition, a greater amount of legal fees were incurred at Wise County Plaza in 1995 relating to the bankruptcy filing by a major tenant. All of the properties experienced a decrease in property insurance and marketing costs in 1996.

General and administrative expenses increased by $14,219 in 1996 as compared to 1995 mainly due to increased tax preparation fees in 1996.

General and administrative - affiliates decreased by $107,274 in 1996 as compared to 1995. The decrease was mainly due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

1995 compared to 1994

Revenue:

Total revenues increased by $67,128 in 1995 as compared to 1994. The increase was mainly due to a gain on the sale of Suburban Plaza Shopping Center, net of the loss on the sale of Wyoming Mall. The change was partially offset by a decrease in rental revenue, as discussed below.

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

Interest expense - affiliates decreased by $117,364 in 1995 as compared to 1994. The decrease was mainly due to the repayment of $973,000 in advances and a $1,331,000 mortgage note payable from an affiliate in 1995.

Depreciation and amortization decreased by $322,666 in 1995 as compared to 1994. The decrease was mainly due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995. This decrease was slightly offset by an increase at the remaining properties, the result of the addition of depreciable capital improvements.

Property taxes and property management fees - affiliates decreased by $146,667 and $84,886, respectively, in 1995 as compared to 1994. The decreases were primarily due to the sales of Suburban Plaza and Wyoming Mall in the first quarter of 1995.

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

General and administrative - affiliates decreased by $136,218 in 1995 as compared to 1994. The decrease was due mainly to a decline in asset management fees, the result of a decreased tangible asset value of the Partnership on which the fee is based, primarily because of the sale of Suburban Plaza and Wyoming Mall.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1996 and 1995...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       20

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1996.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       37







All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXI, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXI, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has previously relied on advances from affiliates to meet its debt obligations and to fund capital improvements. Additionally, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. Additionally, the Partnership is faced with mortgage note maturities of approximately $9.7 million in 1997 for which no extensions, modifications or refinancings have yet been negotiated. There is no guarantee that such negotiations can be completed. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/ Arthur Andersen LLP


Dallas, Texas
   March 17, 1997

                        McNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                        ----------------------------------
                                                                            1996                 1995
                                                                       ---------------      -------------
ASSETS
------

Real estate investments:

   Land.....................................................           $     3,240,113      $    3,607,306
   Buildings and improvements...............................                29,542,828          33,341,911
                                                                        --------------       -------------
                                                                            32,782,941          36,949,217
   Less:  Accumulated depreciation and
     amortization...........................................               (14,661,016)        (15,278,026)
                                                                        --------------       -------------
                                                                            18,121,925          21,671,191

Asset held for sale.........................................                 2,731,674                   -

Cash and cash equivalents...................................                 1,670,843           1,998,301
Cash segregated for security deposits.......................                   167,645             167,007
Accounts receivable.........................................                   317,152             176,462
Escrow deposits.............................................                   425,750             611,639
Deferred borrowing costs, net of accumulated
   amortization of $153,724 and $90,135 at
   December 31, 1996 and 1995, respectively.................                   432,677             495,631
Prepaid expenses and other assets...........................                    63,559              58,418
                                                                        --------------       -------------
                                                                       $    23,931,225      $   25,178,649
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net.................................           $    21,780,275     $    22,008,628
Mortgage note payable - affiliate...........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   282,667             300,985
Accrued property taxes......................................                   347,845             338,135
Payable to affiliates - General Partner.....................                 4,210,324           4,217,978
Advances from affiliates - General Partner..................                   735,253             676,601
Deferred gain on involuntary conversion.....................                    66,879                   -
Security deposits and deferred rental revenue...............                   195,060             196,320
                                                                        --------------       -------------
                                                                            28,352,203          28,472,547
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 50,000 Units  authorized;  47,288
   and 47,308 Units issued and outstanding at December
   31, 1996 and 1995, respectively (24,949 Current Income
   Units and 22,339 Growth/  Shelter Units  outstanding
   at December 31, 1996 and  24,949  Current  Income Units
   and  22,359  Growth/Shelter  Units outstanding at
   December 31, 1995).....................................                  (4,059,156)         (2,943,347)
   General Partner..........................................                  (361,822)           (350,551)
                                                                        --------------       -------------
                                                                            (4,420,978)         (3,293,898)
                                                                        --------------       -------------
                                                                       $    23,931,225      $   25,178,649
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    6,434,691     $    6,642,725    $     8,054,097
   Interest................................               105,374            124,712             78,449
   Other income............................                     -                  -            154,134
   Gain on involuntary conversion..........                27,252                  -                  -
   Net gain on disposition of real estate..                     -          1,615,811             29,440
                                                    -------------      -------------     --------------
     Total revenue.........................             6,567,317          8,383,248          8,316,120
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             2,028,191          2,339,653          2,951,131
   Interest - affiliates...................               120,208            196,240            313,604
   Depreciation and amortization...........             1,590,804          1,724,781          2,047,447
   Property taxes..........................               520,251            552,075            698,742
   Personnel costs.........................               729,371            789,067            829,324
   Repairs and maintenance.................               787,086            758,653            911,717
   Property management fees -
     affiliates............................               331,145            351,663            436,549
   Utilities...............................               421,204            432,670            472,466
   Other property operating expenses.......               405,927            555,985            533,570
   General and administrative..............                67,710             53,491             77,174
   General and administrative -
     affiliates............................               692,500            799,774            935,992
                                                    -------------      -------------     --------------
     Total expenses........................             7,694,397          8,554,052         10,207,716
                                                    -------------      -------------     --------------

Net loss...................................        $   (1,127,080)    $     (170,804)   $    (1,891,596)
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners - Current Income Unit..........        $     (101,437)    $      788,960    $      (170,244)
Net loss allocable to limited
   partners - Growth/Shelter Unit..........            (1,014,372)          (958,056)        (1,702,436)
Net loss allocable to General
   Partner.................................               (11,271)            (1,708)           (18,916)
                                                    -------------      -------------     --------------
Net loss...................................        $   (1,127,080)    $     (170,804)   $    (1,891,596)
                                                    =============      =============     ==============

Net income (loss) per limited partnership unit:

Current Income Unit Holders................        $        (4.07)    $        31.62    $         (6.82)
                                                    =============      =============     ==============

Growth/Shelter Unit Holders................        $       (45.41)    $       (42.85)   $        (76.12)
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1996, 1995 and 1994




                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 -----------------       -----------------     -----------------
Balance at December 31, 1993..............       $       (329,927)       $       (901,571)     $     (1,231,498)

Net loss
   General Partner........................                (18,916)                      -               (18,916)
   Current Income Units...................                      -                (170,244)             (170,244)
   Growth/Shelter Units...................                      -              (1,702,436)           (1,702,436)
                                                  ---------------         ---------------       ---------------
Total net loss............................                (18,916)             (1,872,680)           (1,891,596)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1994..............               (348,843)             (2,774,251)           (3,123,094)

Net income (loss)
   General Partner........................                 (1,708)                      -                (1,708)
   Current Income Units...................                      -                 788,960               788,960
   Growth/Shelter Units...................                      -                (958,056)             (958,056)
                                                  ---------------         ---------------       ---------------
Total net loss............................                 (1,708)               (169,096)             (170,804)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1995..............               (350,551)             (2,943,347)           (3,293,898)

Net loss
   General Partner........................                (11,271)                      -               (11,271)
   Current Income Units...................                      -                (101,437)             (101,437)
   Growth/Shelter Units...................                      -              (1,014,372)           (1,014,372)
                                                  ---------------         ---------------       ---------------
Total net loss............................                (11,271)             (1,115,809)           (1,127,080)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1996..............       $       (361,822)       $     (4,059,156)     $     (4,420,978)
                                                  ===============         ===============       ===============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995               1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    6,377,872     $    6,778,734    $     8,077,101
   Cash paid to suppliers..................            (2,295,191)        (2,600,394)        (3,322,165)
   Cash paid to affiliates.................            (1,031,299)          (358,687)          (939,041)
   Interest received.......................               105,374            115,284             46,481
   Interest received - affiliates..........                     -             71,614                  -
   Interest paid...........................            (1,947,970)        (2,320,337)        (2,715,704)
   Interest paid to affiliates.............               (48,493)          (543,878)          (153,671)
   Property taxes paid.....................              (460,410)          (731,346)          (446,844)
                                                    -------------      -------------     --------------
Net cash provided by operating
     activities............................               699,883            410,990            546,157
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Net proceeds received from
     insurance company.....................                40,937                  -                  -
   Additions to real estate investments....              (820,483)          (702,157)          (882,381)
   Repayment of advances to affiliates.....                     -            300,000             20,874
   Proceeds from disposition of real
     estate................................                     -         10,946,743             39,850
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................              (779,546)        10,544,583           (821,657)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Deferred borrowing costs paid...........                  (635)          (194,952)            (1,142)
   Principal payments on mortgage
     notes payable.........................              (247,160)          (253,698)          (345,980)
   Retirement of mortgage notes due to
     disposition of real estate............                     -         (7,415,826)                 -
   Retirement of mortgage note - affiliate.
     due to disposition of real estate.....                     -         (1,331,000)                 -
   Net proceeds from refinancing on
     mortgage notes payable................                     -             60,103                  -
   Repayment of advances from affiliates -
     General Partner.......................                     -           (973,000)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (247,795)       (10,108,373)          (347,122)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................              (327,458)           847,203           (622,622)

Cash and cash equivalents at
     beginning of year.....................             1,998,301          1,151,098          1,773,720
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    1,670,843     $    1,998,301    $     1,151,098
                                                    =============      =============     ==============

  See discussion of noncash investing and financing activities in Note 7 - "Property Dispositions" and Note 11 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                          For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    ---------------   ----------------
Net loss...................................        $   (1,127,080)    $     (170,804)   $    (1,891,596)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             1,590,804          1,724,781          2,047,447
   Amortization of discounts on
     mortgage notes payable................                18,807             20,278            168,832
   Amortization of deferred borrowing
     costs.................................                63,589             62,026             67,240
   Accrued interest on advances from
     affiliates - General Partner..........                58,652           (261,381)           130,711
   Interest added to advances to
     affiliates - General Partner..........                     -             (9,428)           (31,968)
   Gain on disposition of real estate......                     -         (1,615,811)           (29,440)
   Gain on involuntary conversion..........               (27,252)                 -                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits.                  (638)            38,574             22,600
     Accounts receivable...................               (40,225)            89,358             21,307
     Advances to affiliates................                     -             71,614                  -
     Escrow deposits.......................               185,889           (358,841)           229,655
     Prepaid expenses and other assets.....                (5,141)            63,678              1,071
     Accounts payable and accrued
       expenses............................               (18,318)            16,756           (472,560)
     Accrued property taxes................                 9,710            (65,774)          (171,613)
     Payable to affiliates - General
       Partner.............................                (7,654)           792,750            433,500
     Security deposits and deferred
        rental revenue.....................                (1,260)            13,214             20,971
                                                    -------------      -------------     --------------

         Total adjustments.................             1,826,963            581,794          2,437,753
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $      699,883     $      410,990    $       546,157
                                                    =============      =============     ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXI, L.P., (the "Partnership"), formerly known as Southmark Realty Partners, Ltd., was organized on November 23, 1983 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Southmark Partners, Ltd. (the "Original General Partner"), a Texas limited partnership of which the general partner is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. As described in Note 4 "Real Estate Investments," at December 31, 1996, the Partnership owned seven revenue-producing properties.

Basis of Presentation
---------------------

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

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership has a 100% ownership interest in each of the following tier partnerships:

    Tier Partnership
    ----------------

    Bedford Green Fund XXI Limited Partnership (a)
    Breckenridge Fund XXI Limited Partnership (b)
    Evergreen Fund  XXI Limited Partnership (b)
    Governour's Square Fund XXI Limited Partnership (b)
    Woodcreek Fund XXI Limited Partnership (a)

    (a) Included  in   financial  statements  for  years ended December 31, 1996
        and 1995.
    (b) Included in financial statements for years ended December 31, 1996, 1995, and 1994.

The financial statements also include the accounts (through March 31, 1995) of the Partnership and its 50% undivided interest in the assets, liabilities and operations of Wyoming Mall owned jointly with McNeil Real Estate Fund XXII, L.P.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Prepaid Commissions
-------------------

Leasing commissions incurred to obtain leases on commercial properties are capitalized and amortized using the straight-line method over the term of the related lease and are included in prepaid expenses and other assets on the Balance Sheets.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

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

Net Income (Loss) Per Limited Partnership Units
-----------------------------------------------

Net income (loss) per limited partnership unit ("Unit") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 24,949, 24,949 and 24,960 Current Income Units outstanding in 1996, 1995 and 1994, respectively and 22,339, 22,359 and 22,366 Growth/Shelter Units outstanding in 1996, 1995 and 1994, respectively.

Reclassifications
-----------------

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees during 1995 in connection with the sales of Suburban Plaza and Wyoming Mall. These fees have not yet been paid by the Partnership and are included in payable to affiliates - General Partner on the Balance Sheets at December 31, 1996 and 1995.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                              For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1996              1995               1994
                                                       ----------      -------------       ------------
Property management fees - affiliates........      $      331,145     $      351,663     $      436,549
Charged to gain on disposition of
   real estate:
    Disposition fee .........................                   -            346,050                  -
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner............              58,652             86,364            130,711
   Interest on mortgage note
     payable - affiliates....................              61,556            109,876            182,893
Charged to general and
   administrative - affiliates:
   Partnership administration................             295,106            394,802            418,177
   Asset management fee......................             397,394            404,972            517,815
                                                    -------------      -------------     --------------
                                                   $    1,143,853     $     1,693,727   $     1,686,145
                                                    =============      ==============    ==============

During 1992, the Partnership made advances of $320,874 to McNeil Real Estate Fund XXII, L.P., the joint owner of Wyoming Mall, for tenant improvements and operations at Wyoming Mall. During 1994, $20,874 of these advances was repaid and during 1995 the balance of the advances and the related interest were repaid. The advances, which were unsecured and due on demand, accrued interest at prime plus 3.5%.

The General Partner has, at its discretion, advanced funds to the Partnership. The Partnership received $472,431 in advances that were used to fund working capital requirements. These advances and the related accrued interest were repaid in 1995 from the proceeds from the sales of Wyoming Mall and Suburban Plaza. The General Partner is not obligated to advance funds to the Partnership, and there is no assurance that the Partnership will receive additional funds.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. During 1995, $500,569 of these advances and the related accrued interest were repaid.

The total advances from affiliates at December 31, 1996 and 1995 consisted of the following:

                                                  1996             1995
                                              -----------     ------------

  Advances purchased by General Partner       $   630,574     $    630,574
  Accrued interest payable                        104,679           46,027
                                               ----------      -----------
                                              $   735,253     $    676,601
                                               ==========      ===========


The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively.

In May 1992, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $972,000. The loan was secured by a third loan on Suburban Plaza which was sold in March 1995. The Partnership utilized a portion of the proceeds from 1995 property sales to repay the affiliate mortgage in April 1995.

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, disposition fees and asset management fees and are due and payable from current operations.

See Note 6 - "Mortgage Note Payable - Affiliate" for a discussion of the mortgage note payable to an affiliated entity.

NOTE 3 - TAXABLE LOSS
---------------------

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial reporting purposes by $3,103,486, $3,563,407 and $3,192,202 in 1996, 1995 and 1994, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1996                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------
Bedford Green
   Bedford, OH                 $      252,310     $     3,632,040      $   (1,738,243)     $    2,146,107
Breckenridge
   Davenport, IA                      232,016           2,460,769          (1,188,517)          1,504,268
Evergreen Square
   Tupelo, MS                         396,856           4,608,920          (2,326,553)          2,679,223
Governour's Square
   Wilmington, NC                     577,657           6,095,250          (2,807,622)          3,865,285
Wise County Plaza
   Wise, VA                         1,397,569           8,284,347          (4,475,872)          5,206,044
Woodcreek
   Fort Wayne, IN                     383,705           4,461,502          (2,124,209)          2,720,998
                                -------------       -------------       -------------       -------------
                               $    3,240,113      $   29,542,828      $  (14,661,016)     $   18,121,925
                                =============       =============       =============       =============


                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1995                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------

Bedford Green                  $      252,310      $    3,502,644      $   (1,568,085)     $    2,186,869
Breckenridge                          232,016           2,429,345          (1,059,282)          1,602,079
Evergreen Square                      396,856           4,511,320          (2,107,120)          2,801,056
Fort Meigs Plaza                      367,193           4,499,421          (2,016,421)          2,850,193
Governour's Square                    577,657           5,881,314          (2,500,547)          3,958,424
Wise County Plaza                   1,397,569           8,236,756          (4,136,550)          5,497,775
Woodcreek                             383,705           4,281,111          (1,890,021)          2,774,795
                                -------------       -------------       -------------       -------------
                               $    3,607,306      $   33,341,911     $   (15,278,026)     $   21,671,191
                                =============       =============      ==============       =============

Fort Meigs Plaza is a strip shopping center located in Perrysburg, Ohio, a city lying just outside of Toledo, Ohio. The center is surrounded by upper-middle income residential neighborhoods which are very well established. With the exception of one property, all of the competitors are newer, yet Fort Meigs has earned a reputation in the marketplace as a well maintained center. The property is expected to operate at current occupancy levels in 1997. The Partnership placed Fort Meigs Plaza on the market for sale effective October 1, 1996. Accordingly, the shopping center was classified as an asset held for sale at December 31, 1996. The net book value of Fort Meigs Plaza was $2,731,674 at December 31, 1996.

The results of operations for the asset held for sale at December 31, 1996 were $(115,695), $(184,183) and $(177,281) for 1996, 1995 and 1994, respectively.
Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1996 are as follows:


      1997.........................       $   1,242,000
      1998.........................           1,189,000
      1999.........................           1,055,000
      2000.........................             910,000
      2001.........................             676,000
      Thereafter...................           1,599,000
                                           ------------
        Total......................       $   6,671,000
                                           ============

Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $54,912, $63,777 and $89,293 for the years ended December 31, 1996, 1995, and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $174,370, $233,290 and $537,948 for the years ended December 31, 1996, 1995 and 1994, respectively. These contingent rents and expense reimbursements, which include amounts related to the asset held for sale, are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth mortgage notes payable, net of discounts, of the Partnership at December 31, 1996 and 1995. All mortgage notes payable are secured by the related real estate investment.

                           Mortgage       Annual          Monthly
                           Lien           Interest        Payments/                   December 31,
Property                   Position(a)    Rates %         Maturity (d)             1996          1995
--------                   -----------    -------      -------------------    -----------   ---------------

Bedford Green (b)          First              8.48     $   25,327    07/02    $     3,266,122    $     3,291,885
                                                                                -------------     --------------

Breckenridge (c)           First              8.15     $   14,602    07/03          1,729,293          1,762,115
                           Discount                                                   (37,624)           (42,384)
                                                                                -------------     --------------
                                                                                    1,691,669          1,719,731
                                                                                -------------     --------------

Evergreen Square (c)       First              8.15     $   16,777    07/03          1,986,858          2,024,568
                           Discount                                                   (43,228)           (48,697)
                                                                                -------------     --------------
                                                                                    1,943,630          1,975,871
                                                                                -------------     --------------

Fort Meigs Plaza           First             12.81     $   27,370    10/97          3,011,293          3,024,601
                                                                                -------------     --------------

Governour's Square (c)     First              8.15     $   26,314    07/03          3,116,269          3,175,416
                           Discount                                                   (67,800)           (76,378)
                                                                                -------------     --------------
                                                                                    3,048,469          3,099,038
                                                                                -------------     --------------

Wise County Plaza          First              8.97     $   31,296    08/97          3,526,419          3,582,872
                           Second             3.87          8,092    08/97          2,509,046          2,509,046
                                                                                -------------     --------------
                                                                                    6,035,465          6,091,918
                                                                                -------------     --------------

Woodcreek (b)              First              8.48     $   21,586    07/02          2,783,627          2,805,584
                                                                                -------------     --------------

                                                       Total                  $    21,780,275    $    22,008,628
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) On July 14, 1995, the Partnership refinanced Bedford Green Apartments and Woodcreek Apartments (see Note 10 - "Mortgage Refinancings").

(c) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized and may not be prepaid in whole or part before July 1998. Any prepayments made during the sixth or seventh loan years are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(d)    Balloon payments on the mortgage notes are due as follows:

             Property                    Balloon Payment          Date
             --------                    ---------------          ----


       Wise County Plaza                 $   6,000,127            08/97
       Fort Meigs Plaza                      3,000,138            10/97
       Bedford Green                         3,074,442            07/02
       Woodcreek                             2,620,263            07/02
       Breckenridge                          1,436,695            07/03
       Evergreen Square                      1,650,679            07/03
       Governour's Square                    2,588,992            07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, excluding discounts of $148,652, are as follows:


        1997....................................       $   9,239,336
        1998....................................             209,059
        1999....................................             226,950
        2000....................................             246,372
        2001....................................             267,456
        Thereafter..............................          11,739,754
                                                        ------------
                                                       $  21,928,927
                                                        ============

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of mortgage notes payable was approximately $21,458,000 at December 31, 1996 and $21,975,000 at December 31, 1995.

NOTE 6 - MORTGAGE NOTE PAYABLE - AFFILIATES
-------------------------------------------

The following sets forth mortgage note payable - affiliates of the Partnership at December 31, 1996 and 1995. The mortgage note is secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position(a)      Rates %         Maturity                 1996                1995
--------                 ------------     -------      -------------------    ---------------     ------------
Fort Meigs               Second               8.25     $    4,073(b)  04/97   $       733,900    $     733,900
                                                                               ==============     ============

(a)    The debt is non-recourse to the Partnership.

(b)    Payments are  interest-only  equal  to   an   effective  interest rate of
       6.66%.  All accrued  interest is due at maturity in April 1997.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $690,000 at December 31, 1996 and $694,000 at December 31, 1995.

NOTE 7 - PROPERTY DISPOSITIONS
------------------------------

On March 31, 1995, Suburban Plaza Shopping Center was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:

                                                 Gain on Sale    Cash Proceeds
                                                 -------------   -------------

Sales price...............................       $  6,910,000     $ 6,910,000

Selling costs.............................           (293,754)        (86,454)
Retirement of mortgage discount...........            (683,198)
Carrying value............................          (3,691,594)
Accounts receivable.......................            (315,979)
Deferred borrowing costs..................                (479)
Prepaid expenses..........................             (63,548)
                                                   -----------

Gain on disposition of real estate........        $  1,861,448
                                                   ===========


Retirement of mortgage note...............                         (3,963,489)
Retirement of mortgage notes - affiliates.                         (1,331,000)
Accrued interest paid on retired notes....                           (146,111)
Real estate tax proration.................                            (38,368)
Credit for security deposit liability.....                            (22,325)
                                                                   ----------
Net cash proceeds.........................                        $ 1,322,253
                                                                   ==========

On March 31, 1995, Wyoming Mall Shopping Center was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the gain on the disposition is detailed below:

                                                  Gain on Sale   Cash Proceeds
                                                  ------------   -------------
Sales price..............................         $  4,625,000    $ 4,625,000

Selling costs............................             (234,838)       (96,088)
Mortgage note prepayment penalty.........             (138,441)      (138,441)
Carrying value...........................           (4,325,663)
Accounts receivable......................              (81,749)
Deferred borrowing costs.................              (49,910)
Prepaid expenses.........................              (40,036)
                                                   -----------

Loss on disposition of real estate.......         $   (245,637)
                                                   ===========


Retirement of mortgage note..............                          (3,452,337)
Payment of 1994 taxes at closing.........                             (23,735)
Real estate tax proration................                             (14,154)
Credit for security deposit liability....                             (22,581)
                                                                   ----------
Net cash proceeds........................                         $   877,664
                                                                   ==========

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

On February 22, 1994, Homestead Manor Apartments was sold to an unrelated third party for a cash price of $60,810 and assumption of the first and second liens by the purchaser. Cash proceeds and the gain on the disposition are detailed below:

                                                  Gain on Sale   Cash Proceeds
                                                  ------------   -------------

Sales price..............................         $     60,810    $    60,810
Credit for onsite petty cash.............                 (150)          (150)
Mortgages assumed by purchaser...........            1,884,299
Carrying value...........................           (1,915,519)
                                                   -----------

Gain on disposition of real estate.......         $     29,440
                                                   ===========

Credit for security deposit liability....                             (20,810)
                                                                   ----------
Net cash proceeds........................                         $    39,850
                                                                   ==========

Also related to the sale of Homestead Manor Apartments, the Partnership reduced previously accrued property taxes of $154,134, which was recorded as other income.

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
-------------------------------------------------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $1,127,080, $170,804 and $1,891,596 in 1996, 1995 and 1994, respectively.

The Partnership generated $699,883 of cash through operating activities in 1996 and received $40,937 in proceeds from an insurance carrier. However, cash used for additions to real estate investments totaled $820,483, deferred borrowing costs totaled $635 and mortgage principal payments totaled $247,160. Cash expenditures exceeded cash generated by $327,458.

In 1997, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. However, any unanticipated capital improvements will require other sources of cash. In 1997, the mortgage notes payable secured by Wise County Plaza and Fort Meigs Plaza mature. The mortgage note payable - affiliate secured by Fort Meigs Plaza also matures in 1997. In addition to regularly scheduled debt service payments, balloon payments totaling approximately $9.7 million are due in 1997. Management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, deferral of payables to or arranging financing from affiliates, or the ultimate sale of Partnership properties.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

NOTE 10 - MORTGAGE REFINANCINGS
-------------------------------

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

                                         Bedford
                                          Green        Woodcreek      Total
                                       ------------  ------------  ------------
     New loan proceeds.............    $ 3,300,000   $ 2,812,500   $ 6,112,500
     Existing debt retired.........     (3,118,570)   (2,933,827)   (6,052,397)
                                        ----------    ----------    ----------
     Loan proceeds.................    $   181,430   $  (121,327)  $    60,103
                                        ==========    ==========    ==========

The Partnership incurred loan costs of $194,952 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

NOTE 11 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On July 12 and September 5, 1996, Governour's Square Apartments suffered damage from two separate hurricanes. Repairs of damages totaling $191,402 were completed. Reimbursements for the repairs totaling $40,937 were received from the insurance carrier. The remaining costs of $150,465, less a $50,000 deductible, will be submitted to the insurance carrier for reimbursement and are included in accounts receivable on the December 31, 1996 Balance Sheet. The Partnership recognized a gain on involuntary conversion of $27,252 and recorded a deferred gain of $66,879 in 1996. The total gain on involuntary conversion of $94,131 represents the insurance claims in excess of the basis of the property damaged by the hurricanes. The deferred gain on involuntary conversion will be recognized as the remaining insurance claim reimbursements are received.

NOTE 12 - PRO FORMA INFORMATION (UNAUDITED)
-------------------------------------------

The following unaudited pro forma information for the years ended December 31, 1995 and 1994 reflects the results of operations of the Partnership as if the sales of Wyoming Mall and Suburban Plaza shopping centers had occurred as of January 1, 1994. The unaudited pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                  1995           1994
                                               ------------  -------------
     Total revenue                             $ 6,182,132   $  6,139,088
     Loss before extraordinary items            (1,756,693)    (1,815,611)
     Net loss                                   (1,756,693)    (1,815,611)

     Net loss per thousand limited
       partnership units:
       Current Income Units                          (6.34)         (6.55)
       Growth/Shelter Units                         (70.71)        (73.06)

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                     Initial Cost                Write-down       Capitalized
                          Related                             Buildings and     and Permanent       Subsequent
Description               Encumbrances (b)       Land         Improvements        Impairment (c)  To Acquisition
-----------               ----------------       ----         -------------     ----------------  --------------
APARTMENTS:

Bedford Green
   Bedford, OH             $    3,266,122    $      252,310    $    3,203,996     $          -     $     428,044

Breckenridge
   Davenport, IA                1,691,669           232,016         2,184,818                -           275,951

Evergreen
   Tupelo, MS                   1,943,630           396,856         4,217,746         (491,000)          882,174

Governour's Square
   Wilmington, NC               3,048,469           577,657         4,829,242                -         1,266,008

Woodcreek
   Fort Wayne, IN               2,783,627           383,705         3,613,217                -           848,285

RETAIL CENTERS:

Wise County Plaza
   Wise, VA                     6,035,465         1,397,569         8,375,648         (500,000)          408,699
                           --------------    --------------    --------------     ------------     -------------

                          $    18,768,982   $     3,240,113   $    26,424,667    $    (991,000)   $    4,109,161
                           ==============    ==============    ==============     ============     =============

Asset Held for sale (d):

Fort Meigs Plaza
   Perrysburg, OH         $    3,745,193
                           =============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The carrying values of Evergreen Square Apartments and Wise County Plaza Shopping Center were reduced by $176,568 and $500,000, respectively, in 1989. The carrying value of Evergreen Square Apartments was further reduced by $314,432 in 1991.

(d) The asset held for sale is stated at lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                   --------------     -------------    ----------------    ----------------
APARTMENTS:

Bedford Green
   Bedford, OH                $      252,310     $    3,632,040   $      3,884,350    $   (1,738,243)

Breckenridge
   Davenport, IA                     232,016          2,460,769          2,692,785        (1,188,517)

Evergreen
   Tupelo, MS                        396,856          4,608,920          5,005,776        (2,326,553)

Governour's Square
   Wilmington, NC                    577,657          6,095,250          6,672,907        (2,807,622)

Woodcreek
   Fort Wayne, IN                    383,705          4,461,502          4,845,207        (2,124,209)

RETAIL CENTERS:

Wise County Plaza
   Wise, VA                        1,397,569          8,284,347          9,681,916        (4,475,872)
                               -------------      -------------    ---------------     -------------

                              $    3,240,113     $   29,542,828   $     32,782,941    $  (14,661,016)
                               =============      =============    ===============     =============

Asset Held for Sale:

Fort Meigs Plaza
   Perrysburg, OH                                                 $      2,731,674
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $43,744,664 and accumulated depreciation was $30,779,860 at December 31, 1996.





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Bedford Green
   Bedford, OH                  1970                        06/84                   5-25

Breckenridge
   Davenport, IA                1974                        10/84                   5-25

Evergreen
   Tupelo, MS                   1970                        11/84                   5-25

Governour's Square
   Wilmington, NC               1974                        11/84                   5-25

Woodcreek
   Fort Wayne, IN               1978                        11/84                   5-25

RETAIL CENTERS:


Wise County Plaza
   Wise, VA                     1971                        02/84                   5-25


Asset Held for Sale:

Fort Meigs Plaza
   Perrysburg, OH               1974                        10/84





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization

A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     --------------     --------------
Real estate investments:

Balance at beginning of year...............        $   36,949,217     $   36,253,677     $   42,477,794

Improvements...............................               798,291            695,540            870,671

Reclassification to asset held for
   sale....................................            (4,875,377)                 -         (7,094,788)

Write-off of damaged basis.................               (89,190)                 -                  -
                                                    -------------      -------------      -------------

Balance at end of year.....................        $   32,782,941     $   36,949,217     $   36,253,677
                                                    =============      =============      =============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $   15,278,026     $   13,696,125     $   14,621,475

Depreciation...............................             1,590,804          1,724,781          1,775,298

Reclassification to asset held for
   sale....................................            (2,165,895)          (142,880)        (2,700,648)

Write-off of damaged basis.................               (41,919)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   14,661,016     $   15,278,026    $    13,696,125
                                                    =============      =============     ==============


Assets held for sale:

Balance at beginning of year...............        $            -     $    8,153,520    $     5,935,338

Reclassification to asset held for
   sale....................................             2,709,482                  -          4,394,140

Improvements...............................                22,192              6,617             11,710

Depreciation...............................                     -           (142,880)          (272,149)

Sale of real estate........................                     -         (8,017,257)        (1,915,519)
                                                   --------------      -------------     --------------

Balance at end of year.....................        $    2,731,674     $            -    $     8,153,520
                                                    =============      =============     ==============


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ----------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the Board                   Board and Director of McNeil Real Estate
and Director                            Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications,   and  dispositions  since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil has been a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.   McNeil   is  Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $397,394 of such asset management fees. Total accrued but unpaid asset management fees of $2,927,930 were outstanding at December 31, 1996.

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties and 6% of gross rental receipts for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $626,251 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. Accrued interest totaling $58,652 was added to advances from affiliates for the year ended December 31, 1996.

A second lien on Fort Meigs Plaza totaling $733,900 is secured by a mortgage note payable to an affiliate of the General Partner. For the year ended December 31, 1996, interest expense relating to this loan totaled $61,556.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)     Exhibits

              Exhibit
              Number               Description
              -------              -----------

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

              10.6 First Amendment and Modification of Mortgage Note, dated June 10, 1992, between McNeil Real Estate Fund XXI,L.P. and Household Bank, F.S.B. relating to Woodcreek Apartments. (1)

              10.7 First Amendment and Modification of Mortgage Note, dated June 10, 1992, between McNeil Real Estate Fund XXI, L.P. and Household Bank, F.S.B. relating to Bedford Green Apartments. (1)

              10.9 Promissory Note, dated May 1, 1992, between McNeil Real Estate Fund XXI, L.P. and McNeil Real Estate Fund XXVII, L.P. (1)

              10.10 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXI, L.P. and McNeil Real Estate Management, Inc. (1)

              10.11 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate
                                   Fund XXI, L.P. and McNeil Real Estate Management, Inc. (1)

              Exhibit
              Number               Description
              -------              -----------

              10.12 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the Registrant.(2)

              10.13 Loan Agreement dated June 23, 1993 between Lexington Mortgage Company and McNeil Real Estate Fund XXI, L.P., et al. (Incorporated by reference to the Annual Report of McNeil Real Estate Fund XI, Ltd. (file No. 0-9783) on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994).

              10.14 Master Property Management Agreement, dated June 24, 1993 between McNeil Real Estate Management, Inc. and McNeil Real Estate Fund XXI, L.P. (filed without schedules).(2)

              10.15 Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital, Inc. and Bedford Green Fund XXI Limited Partnership. (3)

              10.16 Loan Agreement dated July 14, 1995 between Fleet Real Estate Capital, Inc. and Woodcreek Fund XXI Limited Partnership. (3)

              10.17 Sale Agreement dated February 16, 1994 between McNeil Real Estate Fund XXI, L.P. and HM Investment Corp. for the sale of Homestead Apartments (Incorporated by reference to the Current Report of the registrant on Form 8-K dated February 22, 1994, as filed on March 4,
                                   1994).

              11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit (see Item 8 - "Organization and Summary of Significant Accounting Policies").

              22.                  Following is a list of subsidiaries of the
                                   Partnership:

                                                                                 Names Under
                                                              Jurisdiction       Which It Is
                                   Name of Subsidiary          Incorporation     Doing Business
                                   ------------------         --------------     --------------

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

(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              McNEIL REAL ESTATE FUND XXI, L.P.


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 28, 1997                     By:  /s/  Robert McNeil
--------------                          ----------------------------------------
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





March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)