Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1997-05-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended          March 31, 1997
                           -----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     3,240,113      $    3,240,113
   Buildings and improvements...............................                29,609,240          29,542,828
                                                                        --------------       -------------
                                                                            32,849,353          32,782,941
   Less:  Accumulated depreciation and amortization.........               (15,027,239)        (14,661,016)
                                                                        --------------       -------------
                                                                            17,822,114          18,121,925

Asset held for sale.........................................                 2,737,706           2,731,674
Cash and cash equivalents...................................                 1,709,097           1,670,843
Cash segregated for security deposits.......................                   179,057             167,645
Accounts receivable.........................................                   327,957             317,152
Escrow deposits.............................................                   445,334             425,750
Deferred borrowing costs, net of accumulated amortiz-
   ation of $170,942 and $153,724 at March 31, 1997
   and December 31, 1996, respectively......................                   415,459             432,677
Prepaid expenses and other assets...........................                    86,633              63,559
                                                                        --------------       -------------
                                                                       $    23,723,357      $   23,931,225
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    21,720,040      $   21,780,275
Mortgage note payable - affiliate...........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   266,759             282,667
Accrued property taxes......................................                   326,927             347,845
Payable to affiliates.......................................                 4,367,686           4,210,324
Advances from affiliates....................................                   749,663             735,253
Deferred gain on involuntary conversion.....................                    66,879              66,879
Security deposits and deferred rental revenue...............                   204,120             195,060
                                                                        --------------       -------------
                                                                            28,435,974          28,352,203
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 50,000 Units authorized; 47,086 and
     47,288  Units outstanding at March 31, 1997 and
     December 31, 1996, respectively,  (24,906 Current
     Income Units and 22,180  Growth/Shelter  Units
     outstanding at March 31, 1997 and 24,949  Current
     Income Units and 22,339  Growth/Shelter  Units
     outstanding at December 31,1996).......................                (4,347,879)         (4,059,156)
   General Partner..........................................                  (364,738)           (361,822)
                                                                        --------------       -------------
                                                                            (4,712,617)         (4,420,978)
                                                                        --------------       -------------
                                                                       $    23,723,357      $   23,931,225
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           --------------     --------------
Revenue:
   Rental revenue ............................................             $    1,607,301     $    1,593,496
   Interest ...................................................                    18,501             22,049
                                                                            -------------       ------------
     Total revenue.............................................                 1,625,802          1,615,545
                                                                            -------------       ------------

Expenses:
   Interest....................................................                   513,851            513,916
   Interest - affiliates.......................................                    29,547             29,992
   Depreciation and amortization...............................                   366,223            402,714
   Property taxes..............................................                   135,339            119,691
   Personnel costs.............................................                   209,193            207,192
   Utilities...................................................                   115,312            113,082
   Repairs and maintenance.....................................                   178,765            176,105
   Property management fees -affiliates........................                    83,527             81,822
   Other property operating expenses...........................                   100,671            106,269
   General and administrative..................................                    27,414             15,943
   General and administrative - affiliates.....................                   157,599            181,307
                                                                            -------------      -------------
     Total expenses............................................                 1,917,441          1,948,033
                                                                            -------------      -------------

Net loss.......................................................            $     (291,639)    $     (332,488)
                                                                            =============      =============

Net loss allocable to limited partners -
   Current Income Unit.........................................            $      (26,248)    $      (29,923)
Net loss allocable to limited partners -
   Growth/Shelter Unit.........................................                  (262,475)          (299,239)
Net loss allocable to General Partner..........................                    (2,916)            (3,326)
                                                                            -------------     --------------
Net loss.......................................................            $     (291,639)    $     (332,488)
                                                                            =============      =============

Net loss per limited partnership unit:
Current Income Units...........................................            $        (1.05)    $        (1.20)
                                                                            =============      =============

Growth/Shelter Units...........................................            $       (11.83)    $       (13.40)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (350,551)         $   (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (3,326)                      -                (3,326)
   Current Income Units...................                    -                 (29,923)              (29,923)
   Growth/Shelter Units...................                    -                (299,239)             (299,239)
                                                  -------------           -------------         -------------
Total net loss............................               (3,326)               (329,162)             (332,488)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (353,877)         $   (3,272,509)       $   (3,626,386)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (361,822)         $   (4,059,156)       $   (4,420,978)

Net loss
   General Partner........................               (2,916)                      -                (2,916)
   Current Income Units...................                    -                 (26,248)              (26,248)
   Growth/Shelter Units...................                    -                (262,475)             (262,475)
                                                  -------------           -------------         -------------
Total net loss............................               (2,916)               (288,723)             (291,639)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (364,738)         $   (4,347,879)       $   (4,712,617)
                                                  =============           =============         =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                        1997                      1996
                                                                -------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................           $        1,586,353         $     1,613,389
   Cash paid to suppliers............................                     (676,100)               (585,662)
   Cash paid to affiliates...........................                      (83,764)                (80,827)
   Interest received.................................                       18,501                  22,049
   Interest paid.....................................                     (492,145)               (433,560)
   Interest paid to affiliates.......................                      (12,221)                (50,886)
   Property taxes paid...............................                     (164,733)               (107,866)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      175,891                 376,637
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (72,444)               (106,643)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (65,193)                (59,810)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                       38,254                 210,184

Cash and cash equivalents at beginning of
   period............................................                    1,670,843               1,998,301
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,709,097         $     2,208,485
                                                                 =================          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (291,639)        $      (332,488)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      366,223                 402,714
   Amortization of deferred borrowing costs..........                       17,218                  15,919
   Amortization of discounts on mortgage
     notes payable...................................                        4,958                   4,704
   Accrued interest on advances from affiliates......                       14,410                  14,686
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (11,412)                  8,011
     Accounts receivable.............................                      (10,805)                  3,296
     Escrow deposits.................................                      (19,584)                 82,134
     Prepaid expenses and other assets...............                      (23,074)                    597
     Accounts payable and accrued expenses...........                      (15,908)                  6,046
     Accrued property taxes..........................                      (20,918)                (25,463)
     Payable to affiliates...........................                      157,362                 182,302
     Security deposits and deferred rental
       revenue.......................................                        9,060                  14,179
                                                                   ---------------          --------------

       Total adjustments.............................                      467,530                 709,125
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        175,891         $       376,637
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

                                 March 31, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXI, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. Additionally, in 1997, the mortgage notes payable secured by Wise County Plaza and Fort Meigs Plaza mature. The mortgage note payable - affiliate secured by Fort Meigs Plaza also matures in 1997. In addition to regularly scheduled debt service payments, balloon payments totaling approximately $9.7 million are due in 1997. Management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,024,934 and $2,927,930 were outstanding at March 31, 1997 and December 31, 1996, respectively.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at March 31, 1997 and December 31, 1996.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at March 31, 1997 and December 31, 1996 consisted of the following:

                                                      March 31,     December 31,
                                                         1997           1996
                                                      ----------    ------------

Advances purchased by General Partner..............   $  630,574    $  630,574
Accrued interest payable...........................      119,089       104,679
                                                       ---------     ---------
                                                      $  749,663    $  735,253
                                                       =========     =========

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------

Property management fees...........................   $   83,527    $   81,822
Charged to interest - affiliates:
  Interest on advances from affiliates..............      14,410        14,687
  Interest on mortgage note payable - affiliate.....      15,137        15,305
Charged to general and administrative -affiliates:
   Partnership administration.......................      60,595        83,647
   Asset management fee.............................      97,004        97,660
                                                       ---------     ---------
                                                      $  270,673    $  293,121
                                                       =========     =========

Payable to affiliates at March 31, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.


NOTE 5.
-------

In March 1997, the lender on the Partnership's $733,900 mortgage note payable - affiliate secured by Fort Meigs Plaza extended the maturity of the note to September 1, 1997 from April 1, 1997.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss for the first three months of 1997 of $291,639 as compared to $332,488 for the first three months of 1996. Revenues were $1,625,802 in 1997, as compared to $1,615,545 for the same period in 1996. Expenses decreased to $1,917,441 in 1997, from $1,948,033 in 1996.

Net cash provided by operating activities was $175,891 for the first three months of 1997. The Partnership expended $72,444 for capital improvements and $65,193 for principal payments on its mortgage notes payable. Cash and cash equivalents increased by $38,254 for the first three months of 1997, leaving a balance of $1,709,097 at March 31, 1997.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first three months of 1997, at March 31, 1997 the Partnership owed affiliate advances of $749,663 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,367,686.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $10,257 for the first three months of 1997 as compared to the first three months of 1996. The increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below.

Rental revenue increased by $13,805 for the three months ended March 31, 1997 as compared to the same period in 1996. Rental revenue for all properties increased slightly during the first quarter of 1997, except at Evergreen Square Apartments where rental revenue decreased slightly due to a decline in occupancy to 83% at the end of March 1997 from 90% at the end of March 1996. In addition, in 1996 the Partnership received approximately $18,000 of rental revenue relating to a property which had previously been sold. No such income was received during the first three months of 1997.

Interest income decreased by $3,548 for the three months ended March 31, 1997 as compared to the same period in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $1.7 million of cash and cash equivalents at March 31, 1997 as compared to $2.2 million at March 31, 1996.

Expenses:

Total expenses decreased by $30,592 for the first three months of 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in general and administrative - affiliates, partially offset by an increase in property taxes and general and administrative expenses, as discussed below.

Property taxes increased by $15,648 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was partially due to increased property taxes at Woodcreek and Evergreen Square Apartments. In addition, in 1996 the Partnership received an approximately $5,700 refund of prior years' property taxes relating to Bedford Green Apartments. No such refund was received in the first quarter of 1997.

General and administrative expenses for the first three months of 1997 increased by $11,471 as compared to the same period in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $23,708 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above. In addition there was a slight decrease in asset management fees as a result of a decrease in the tangible asset value of the Partnership, on which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Partnership held cash and cash equivalents of $1,709,097.

Cash of $175,891 was provided by operating activities during the first three months of 1997 as compared to $376,637 provided during the same period in 1996. The decrease in cash provided by operations in the first quarter of 1997 was mainly the result of an increase in cash paid to suppliers, interest paid and property taxes paid due to the timing of the payment of invoices.

Cash used for additions to real estate investments totaled $72,444 for the first three months of 1997 as compared to $106,643 for the same period in 1996. A greater amount was spent in the first quarter of 1996 for replacement of siding at Governour's Square Apartments.

Short-term liquidity

For the remainder of 1997, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. In 1997, the mortgage notes payable secured by Wise County Plaza and Fort Meigs Plaza mature. The mortgage note payable affiliate secured by Fort Meigs Plaza matured on April 1, 1997 and the maturity was extended to September, 1997. In addition to regularly scheduled debt service payments, balloon payments totaling approximately $9.7 million are due in 1997. Management expects to refinance these mortgage notes as they mature. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of Partnership properties.

Long-term liquidity

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    (loss)  allocated to the limited partners by
                                    the  weighted   average  number  of  limited
                                    partnership  units  outstanding.   Per  unit
                                    information   has  been  computed  based  on
                                    24,906  and  24,949   Current  Income  Units
                                    outstanding in 1997 and 1996, respectively, and 22,180 and 22,339 Growth/Shelter Units outstanding in 1997 and 1996, respectively.

         27.                        Financial   Data  Schedule for  the  quarter
                                    ended March 31, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXI, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1997                       By:  /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)