Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1997-08-13
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


      For the period ended       June 30, 1997
                           -----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $     3,240,113      $    3,240,113
   Buildings and improvements...............................                29,911,356          29,542,828
                                                                        --------------       -------------
                                                                            33,151,469          32,782,941
   Less:  Accumulated depreciation and amortization.........               (15,414,340)        (14,661,016)
                                                                        --------------       -------------
                                                                            17,737,129          18,121,925

Asset held for sale.........................................                 2,744,391           2,731,674
Cash and cash equivalents...................................                 1,657,410           1,670,843
Cash segregated for security deposits.......................                   180,578             167,645
Accounts receivable.........................................                   302,236             317,152
Escrow deposits.............................................                   565,933             425,750
Deferred borrowing costs, net of accumulated amortiz-
   ation of $188,054 and $153,724 at June 30, 1997
   and December 31, 1996, respectively......................                   398,347             432,677
Prepaid expenses and other assets...........................                    60,941              63,559
                                                                        --------------       -------------
                                                                       $    23,646,965      $   23,931,225
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    21,658,382      $   21,780,275
Mortgage note payable - affiliate...........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   263,550             282,667
Accrued property taxes......................................                   416,573             347,845
Payable to affiliates.......................................                 4,532,899           4,210,324
Advances from affiliates....................................                   764,769             735,253
Deferred gain on involuntary conversion.....................                    40,070              66,879
Security deposits and deferred rental revenue...............                   205,875             195,060
                                                                        --------------       -------------
                                                                            28,616,018          28,352,203
                                                                        --------------       -------------
Partners' deficit:
   Limited  partners  -  50,000  Units  authorized;
     47,086  and  47,288  Units outstanding at June 30,
     1997 and December 31, 1996,  respectively,  (24,906
     Current Income Units and 22,180  Growth/Shelter
     Units  outstanding at June 30, 1997 and 24,949
     Current Income Units and 22,339 Growth/Shelter Units
     outstanding at December 31,1996).......................                (4,601,750)         (4,059,156)
   General Partner..........................................                  (367,303)           (361,822)
                                                                        --------------       -------------
                                                                            (4,969,053)         (4,420,978)
                                                                        --------------       -------------
                                                                       $    23,646,965      $   23,931,225
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,614,511     $    1,605,888    $    3,221,812     $    3,199,384
   Interest......................             19,740             31,826            38,241             53,875
   Gain on involuntary
     conversion..................             26,809                  -            26,809                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,661,060          1,637,714         3,286,862          3,253,259
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            505,794            471,064         1,019,645            984,980
   Interest - affiliates.........             30,411             29,853            59,958             59,845
   Depreciation and
     amortization................            387,101            405,871           753,324            808,585
   Property taxes................            135,339            125,445           270,678            245,136
   Personnel costs...............            172,259            168,161           381,452            375,353
   Utilities.....................             96,252             97,408           211,564            210,490
   Repairs and maintenance.......            211,357            175,433           390,122            351,538
   Property management
     fees - affiliates...........             82,757             85,525           166,284            167,347
   Other property operating
     expenses....................             97,985            100,477           198,656            200,932
   General and administrative....             34,892             23,444            62,306             45,201
   General and administrative -
     affiliates..................            163,349            187,047           320,948            368,354
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,917,496          1,869,728         3,834,937          3,817,761
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (256,436)    $     (232,014)   $     (548,075)    $     (564,502)
                                       =============      =============     =============      =============

Net loss allocable to limited
   partners - Current
   Income Unit...................     $      (23,079)    $      (20,881)   $      (49,327)    $      (50,805)
Net loss allocable to
   limited partners - Growth/
   Shelter Unit..................           (230,793)          (208,813)         (493,267)          (508,052)
Net loss allocable to
   General Partner...............             (2,564)            (2,320)           (5,481)            (5,645)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (256,436)    $     (232,014)   $     (548,075)    $     (564,502)
                                       =============      =============     =============      =============

Net loss per limited partnership
   unit:
   Current Income Units..........     $         (.93)    $         (.84)   $        (1.98)    $        (2.04)
                                       =============      =============     =============      =============

   Growth/Shelter Units..........     $       (10.41)    $        (9.34)   $       (22.24)    $       (22.74)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (350,551)         $   (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (5,645)                      -                (5,645)
   Current Income Units...................                    -                 (50,805)              (50,805)
   Growth/Shelter Units...................                    -                (508,052)             (508,052)
                                                  -------------           -------------         -------------
Total net loss............................               (5,645)               (558,857)             (564,502)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (356,196)         $   (3,502,204)       $   (3,858,400)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (361,822)         $   (4,059,156)       $   (4,420,978)

Net loss
   General Partner........................               (5,481)                      -                (5,481)
   Current Income Units...................                    -                 (49,327)              (49,327)
   Growth/Shelter Units...................                    -                (493,267)             (493,267)
                                                  -------------           -------------         -------------
Total net loss............................               (5,481)               (542,594)             (548,075)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (367,303)         $   (4,601,750)       $   (4,969,053)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Six Months Ended
                                                                                  June 30,
                                                                -------------------------------------------
                                                                        1997                     1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,223,375         $     3,231,345
   Cash paid to suppliers............................                   (1,302,991)             (1,170,281)
   Cash paid to affiliates...........................                     (164,657)               (166,595)
   Interest received.................................                       38,241                  53,875
   Interest paid.....................................                     (976,353)               (944,609)
   Interest paid to affiliates.......................                      (24,443)                (24,443)
   Property taxes paid...............................                     (293,553)               (238,126)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      499,619                 741,166
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (381,245)               (306,352)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Deferred borrowing costs paid.....................                            -                    (312)
   Principal payments on mortgage notes
     payable.........................................                     (131,807)               (120,920)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (131,807)               (121,232)
                                                                 -----------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                      (13,433)                313,582

Cash and cash equivalents at beginning of
   period............................................                    1,670,843               1,998,301
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,657,410         $     2,311,883
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                    1996
                                                                  -----------------       -----------------
Net loss.............................................             $       (548,075)       $       (564,502)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      753,324                 808,585
   Amortization of deferred borrowing costs..........                       34,330                  31,838
   Amortization of discounts on mortgage
     notes payable...................................                        9,914                   9,406
   Accrued interest on advances from affiliates......                       29,516                  29,235
   Gain on involuntary conversion....................                      (26,809)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (12,933)                 (3,341)
     Accounts receivable.............................                       14,916                  23,832
     Escrow deposits.................................                     (140,183)                 60,538
     Prepaid expenses and other assets...............                        2,618                  (3,478)
     Accounts payable and accrued expenses...........                      (19,117)                 (9,914)
     Accrued property taxes..........................                       68,728                 (25,612)
     Payable to affiliates...........................                      322,575                 369,106
     Security deposits and deferred rental
       revenue.......................................                       10,815                  15,473
                                                                   ---------------          --------------

       Total adjustments.............................                    1,047,694               1,305,668
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        499,619         $       741,166
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.
-------

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 4.
-------

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,122,480 and $2,927,930 were outstanding at June 30, 1997 and December 31, 1996, respectively.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at June 30, 1997 and December 31, 1996.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at June 30, 1997 and December 31, 1996 consisted of the following:

                                                    June 30,    December 31,
                                                      1997          1996
                                                   ---------    ------------

Advances purchased by General Partner..........    $ 630,574    $  630,574
Accrued interest payable.......................      134,195       104,679
                                                    --------     ---------
                                                   $ 764,769    $  735,253
                                                    ========     =========

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                       Six Months Ended
                                                           June 30,
                                                   -----------------------
                                                       1997        1996
                                                   ---------    ----------

Property management fees.......................    $ 166,284    $  167,347
Charged to interest - affiliates:
   Interest on advances from affiliates........       29,516        29,235
   Interest on mortgage note payable -
      affiliate................................       30,442        30,610
Charged to general and administrative -
   affiliates:
   Partnership administration..................      126,398       165,253
   Asset management fee........................      194,550       203,101
                                                    --------     ---------
                                                   $ 547,190    $  595,546
                                                    ========     =========

Payable to affiliates at June 30, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 6.
-------

In March 1997, the lender on the Partnership's $733,900 mortgage note payable - affiliate secured by Fort Meigs Plaza extended the maturity of the note to September 1, 1997 from April 1, 1997.

NOTE 7.
-------

On July 12 and September 5, 1996, Governour's Square Apartments suffered damages from two separate hurricanes. Repairs of damages totaling $191,402 were completed. Reimbursements for the repairs totaling $40,937 were received from the insurance carrier in 1996, and $40,272 were received during the first half of 1997. The remaining costs of $110,193 less a $50,000 deductible, were received in July 1997 and are included in accounts receivable on the June 30, 1997 Balance Sheet. The Partnership recognized a gain on involuntary conversion of $27,252 and recorded a deferred gain of $66,879 in 1996. The total gain on involuntary conversion of $94,131 represents the insurance claims in excess of the basis of the property damaged by the hurricanes. A $26,809 gain on involuntary conversion was recognized during the first half of 1997, and the remaining deferred gain was recognized in July 1997 when the remaining insurance claim reimbursements were received.

NOTE 8.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Fort Meigs Plaza was placed on the market for sale, no depreciation was taken effective October 1, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss for the first six months of 1997 of $548,075 as compared to $564,502 for the first six months of 1996. Revenues increased to $3,286,862 in 1997 from $3,253,259 in 1996. Expenses were $3,834,937 in 1997 as compared to $3,817,761 in 1996.

Net cash provided by operating activities was $499,619 for the first six months of 1997. The Partnership expended $381,245 for capital improvements and $131,807 for principal payments on its mortgage notes payable. Cash and cash equivalents decreased by $13,433 for the first six months of 1997, leaving a balance of $1,657,410 at June 30, 1997.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first six months of 1997, at June 30, 1997 the Partnership owed affiliate advances of $764,769 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,532,899.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $23,346 and $33,603 for the first three and six months of 1997, respectively, as compared to the same periods of 1996. The increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below. In addition, the Partnership recognized a $26,809 gain on involuntary conversion during the first half of 1997 relating to hurricane damages at Governour's Square Apartments, as discussed in Item 1, Note 7.

Rental revenue increased by $8,623 and $22,428 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Rental revenue for all properties increased slightly during the first half of 1997, except at Evergreen Square Apartments where rental revenue decreased due to a decline in occupancy to 82% at the end of June 1997 from 90% at the end of June 1996. In addition, in 1996 the Partnership received approximately $18,000 of rental revenue relating to a property which had previously been sold. No such income was received during the first half of 1997.

Interest income decreased by $12,086 and $15,634 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $1.7 million of cash and cash equivalents at June 30, 1997 as compared to $2.3 million at June 30, 1996.

Expenses:

Total expenses increased by $47,768 and $17,176 for the first three and six months of 1997, respectively, as compared to the same periods in 1996. The increase was mainly due to increases in property taxes, repairs and maintenance and general and administrative expenses, partially offset by a decrease in general and administrative - affiliates, as discussed below.

Property taxes increased by $9,894 and $25,542 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was partially due to increased property taxes at Woodcreek and Evergreen Square Apartments. In addition, in 1996 the Partnership received an approximately $5,700 refund of prior years' property taxes relating to Bedford Green Apartments. No such refund was received in the first half of 1997.

Repairs and maintenance expense increased by $35,924 and $38,584 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was due to increases in replacement of floor coverings at Woodcreek Apartments and replacement of appliances at Governour's Square Apartments. The replacements, which met the Partnership's criteria for capitalization in 1996, were expensed in 1997.

General and administrative expenses for the first three and six months of 1997 increased by $11,448 and $17,105, respectively, as compared to the same periods in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first six months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative
- affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $23,698 and $47,406 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, the Partnership held cash and cash equivalents of $1,657,410.

Cash of $499,619 was provided by operating activities during the first six months of 1997 as compared to $741,166 provided during the same period in 1996. The decrease in cash provided by operations in the first half of 1997 was mainly the result of an increase in cash paid to suppliers, interest paid and property taxes paid due to the timing of the payment of invoices.

Cash used for additions to real estate investments totaled $381,245 for the first six months of 1997 as compared to $306,352 for the same period in 1996. A greater amount was spent in the first half of 1997 for landscaping and exterior painting at Governour's Square Apartments.

Short-term liquidity

For the remainder of 1997, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the Partnership is currently attempting to negotiate an extension with the lender. The mortgage note payable - affiliate secured by Fort Meigs Plaza matured on April 1, 1997 and the maturity was extended to September 1, 1997. The Fort Meigs mortgage note payable to a non-affiliate matures in October 1997.

In addition to regularly scheduled debt service payments, balloon payments totaling approximately $9.7 million are due in 1997. Management expects to refinance these mortgage notes as they mature or sell the property securing the loan. However, if management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of Partnership properties.

Long-term liquidity

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 2001. In this regard, the Partnership has placed Fort Meigs Plaza on the market for sale. The Partnership has received an offer from a non-affiliate to purchase the property for $4.4 million.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership has significant mortgage maturities during 1997, and management expects to refinance these mortgage notes as they mature or sell the property securing the loan. If management is unable to refinance the mortgage notes as they mature, the Partnership will require other sources of cash. No such sources have been identified.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXI, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                      -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)