Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1997-11-13
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended   September 30, 1997
                          ------------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,         December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     3,240,113      $    3,240,113
   Buildings and improvements...............................                30,163,661          29,542,828
                                                                        --------------       -------------
                                                                            33,403,774          32,782,941
   Less:  Accumulated depreciation and amortization.........               (15,786,660)        (14,661,016)
                                                                        --------------       -------------
                                                                            17,617,114          18,121,925

Asset held for sale.........................................                 2,745,988           2,731,674
Cash and cash equivalents...................................                 1,719,793           1,670,843
Cash segregated for security deposits.......................                   198,481             167,645
Accounts receivable.........................................                   237,487             317,152
Escrow deposits.............................................                   516,908             425,750
Deferred borrowing costs, net of accumulated amortiz-
   ation of $203,483 and $153,724 at September 30,
   1997 and December 31, 1996, respectively.................                   382,918             432,677
Prepaid expenses and other assets...........................                    63,636              63,559
                                                                        --------------       -------------
                                                                       $    23,482,325      $   23,931,225
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    21,595,273      $   21,780,275
Mortgage note payable - affiliate...........................                   733,900             733,900
Accounts payable and accrued expenses.......................                   288,922             282,667
Accrued property taxes......................................                   389,907             347,845
Payable to affiliates.......................................                 4,700,237           4,210,324
Advances from affiliates....................................                   779,875             735,253
Deferred gain on involuntary conversion.....................                         -              66,879
Security deposits and deferred rental revenue...............                   210,078             195,060
                                                                        --------------       -------------
                                                                            28,698,192          28,352,203
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 50,000 Units authorized; 47,086 and
     47,288 Units outstanding at September 30, 1997 and
     December  31, 1996,  respectively, (24,906 Current
     Income Units and 22,180 Growth/Shelter Units out-
     standing at September 30, 1997 and 24,949 Current
     Income Units and 22,339 Growth/Shelter Units
     outstanding at December 31,1996).......................                (4,846,096)         (4,059,156)
   General Partner..........................................                  (369,771)           (361,822)
                                                                        --------------       -------------
                                                                            (5,215,867)         (4,420,978)
                                                                        --------------       -------------
                                                                       $    23,482,325      $   23,931,225
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                     Nine Months Ended
                                                September 30,                        September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,633,807     $    1,608,613    $    4,855,619     $    4,807,997
   Interest......................             23,272             26,292            61,513             80,167
   Gain on involuntary
     conversion..................             39,846                  -            66,655                  -
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,696,925          1,634,905         4,983,787          4,888,164
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            483,810            514,231         1,503,455          1,499,211
   Interest - affiliates.........             30,579             30,182            90,537             90,027
   Depreciation and
     amortization................            372,320            410,925         1,125,644          1,219,510
   Property taxes................            135,339            125,608           406,017            370,744
   Personnel costs...............            214,682            187,992           596,134            563,345
   Utilities.....................            123,216            110,422           334,780            320,912
   Repairs and maintenance.......            191,082            187,333           581,204            538,871
   Property management
     fees - affiliates...........             85,888             82,623           252,172            249,970
   Other property operating
     expenses....................            112,146             83,788           310,802            284,720
   General and administrative....             28,995             21,670            91,301             66,871
   General and administrative -
     affiliates..................            165,682            163,274           486,630            531,628
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,943,739          1,918,048         5,778,676          5,735,809
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (246,814)    $     (283,143)   $     (794,889)    $     (847,645)
                                       =============      =============     =============      =============

Net loss allocable to limited
   partners - Current
   Income Unit...................     $      (22,213)    $      (25,483)   $      (71,540)    $      (76,288)
Net loss allocable to
   limited partners - Growth/
   Shelter Unit..................           (222,133)          (254,829)         (715,400)          (762,881)
Net loss allocable to
   General Partner...............             (2,468)            (2,831)           (7,949)            (8,476)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (246,814)    $     (283,143)   $     (794,889)    $     (847,645)
                                       =============      =============     =============      =============

Net loss per limited partnership
   unit:
   Current Income Units..........     $         (.89)    $        (1.02)   $        (2.87)    $        (3.06)
                                       =============      =============     =============      =============

   Growth/Shelter Units..........     $       (10.02)    $       (11.41)   $       (32.25)    $       (34.15)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1995..............       $     (350,551)         $   (2,943,347)       $   (3,293,898)

Net loss
   General Partner........................               (8,476)                      -                (8,476)
   Current Income Units...................                    -                 (76,288)              (76,288)
   Growth/Shelter Units...................                    -                (762,881)             (762,881)
                                                  -------------           -------------         -------------
Total net loss............................               (8,476)               (839,169)             (847,645)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (359,027)         $   (3,782,516)       $   (4,141,543)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (361,822)         $   (4,059,156)       $   (4,420,978)

Net loss
   General Partner........................               (7,949)                      -                (7,949)
   Current Income Units...................                    -                 (71,540)              (71,540)
   Growth/Shelter Units...................                    -                (715,400)             (715,400)
                                                  -------------           -------------         -------------
Total net loss............................               (7,949)               (786,940)             (794,889)
                                                  -------------           -------------         -------------

Balance at September  30, 1997............       $     (369,771)         $   (4,846,096)       $   (5,215,867)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Nine Months Ended
                                                                                September 30,
                                                                -------------------------------------------
                                                                       1997                      1996
                                                                -------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................           $        4,807,668         $     4,770,881
   Cash paid to suppliers............................                   (1,938,994)             (1,797,377)
   Cash paid to affiliates...........................                     (248,889)               (915,695)
   Interest received.................................                       61,513                  80,167
   Interest paid.....................................                   (1,440,267)             (1,438,669)
   Interest paid to affiliates.......................                      (36,665)                (36,666)
   Property taxes paid...............................                     (420,636)               (363,815)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      783,730                 298,826
                                                                 -----------------          --------------

Cash flows from investing activities:
   Net proceeds received from insurance
     company.........................................                      100,241                       -
   Additions to real estate investments..............                     (635,147)               (483,995)
                                                                 -----------------          --------------
Net cash used in investing activities................                     (534,906)               (483,995)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Deferred borrowing costs paid.....................                            -                    (635)
   Principal payments on mortgage notes
     payable.........................................                     (199,874)               (183,361)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (199,874)               (183,996)
                                                                 -----------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                       48,950                (369,165)

Cash and cash equivalents at beginning of
   period............................................                    1,670,843               1,998,301
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,719,793         $     1,629,136
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (794,889)        $      (847,645)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,125,644               1,219,510
   Amortization of deferred borrowing costs..........                       49,759                  47,757
   Amortization of discounts on mortgage
     notes payable...................................                       14,872                  14,108
   Accrued interest on advances from affiliates......                       44,622                       -
   Interest added to advances from affiliates,
     net of payments.................................                            -                  43,943
   Gain on involuntary conversion....................                      (66,655)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (30,836)                (16,065)
     Accounts receivable.............................                      (20,800)                (43,583)
     Escrow deposits.................................                      (91,158)                 (6,916)
     Prepaid expenses and other assets...............                          (77)                 (8,345)
     Accounts payable and accrued expenses...........                        6,255                 (44,420)
     Accrued property taxes..........................                       42,062                  57,294
     Payable to affiliates...........................                      489,913                (134,097)
     Security deposits and deferred rental
       revenue.......................................                       15,018                  17,285
                                                                   ---------------          --------------

       Total adjustments.............................                    1,578,619               1,146,471
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        783,730         $       298,826
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,099,254 and $909,705 were outstanding at September 30, 1997 and December 31, 1996, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,225,011 and $2,927,930 were outstanding at September 30, 1997 and December 31, 1996, respectively.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at September 30, 1997 and December 31, 1996.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner.

The total advances from affiliates at September 30, 1997 and December 31, 1996 consisted of the following:

                                                     September 30,  December 31,
                                                          1997          1996
                                                     -------------  ------------

Advances purchased by General Partner..............    $ 630,574    $  630,574
Accrued interest payable...........................      149,301       104,679
                                                        --------     ----------
                                                       $ 779,875    $  735,253
                                                        ========     ==========

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                          1997         1996
                                                       ---------     ---------

Property management fees............................   $ 252,172     $ 249,970
Charged to interest - affiliates:
  Interest on advances from affiliates..............      44,622        43,943
  Interest on mortgage note payable - affiliate.....      45,915        46,084
Charged to general and administrative -affiliates:
  Partnership administration........................     189,549       230,765
  Asset management fee..............................     297,081       300,863
                                                        --------      --------
                                                       $ 829,339     $ 871,625
                                                        ========      ========

Payable to affiliates at September 30, 1997 and December 31, 1996 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and are due and payable from current operations.

NOTE 6.
-------

In October 1997, the lender on the Partnership's mortgage note payable to a non-affiliate secured by Fort Meigs Plaza extended the maturity of the note to December 15, 1997 from October 15, 1997. The mortgage note payable to an affiliate matured on September 1, 1997 and the affiliate has verbally agreed to extend the maturity to December 15, 1997. The Partnership is currently attempting to refinance the mortgages.

The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997. The Partnership is currently attempting to negotiate an extension with the lender.

NOTE 7.
-------

On July 12 and September 5, 1996, Governour's Square Apartments suffered damages from two separate hurricanes. Repairs of damages totaling $191,178 were completed. Reimbursements for the repairs totaling $40,937 were received from the insurance carrier in 1996, and $100,241 were received during 1997. The Partnership recognized a gain on involuntary conversion of $27,252 in the fourth quarter of 1996 and $66,655 in the first nine months of 1997. The total gain on involuntary conversion of $93,907 represents the insurance claims in excess of the basis of the property damaged by the hurricanes.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss for the first nine months of 1997 of $794,889 as compared to $847,645 for the first nine months of 1996. Revenues increased to $4,983,787 in 1997 from $4,888,164 in 1996. Expenses were $5,778,676 in 1997 as compared to $5,735,809 in 1996.

Net cash provided by operating activities was $783,730 for the first nine months of 1997. The Partnership expended $635,147 for capital improvements and $199,874 for principal payments on its mortgage notes payable. The Partnership received $100,241 in proceeds from the insurance carrier for hurricane damage suffered at Governour's Square Apartments in 1996. Cash and cash equivalents increased by $48,950 for the first nine months of 1997, leaving a balance of $1,719,793 at September 30, 1997.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first nine months of 1997, at September 30, 1997 the Partnership owed affiliate advances of $779,875 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,700,237.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $62,020 and $95,623 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was due to an increase in rental revenue, partially offset by a decrease in interest income, as discussed below. In addition, the Partnership recognized a $66,655 gain on involuntary conversion during 1997 relating to hurricane damage at Governour's Square Apartments, as discussed in Item 1,
Note 7.

Rental revenue increased by $25,194 and $47,622 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Rental revenue increased at Governour's Square, Bedford Green, Breckenridge and Woodcreek apartments due to increases in rental rates in 1997. An increase in average occupancy at Fort Meigs Plaza and a decrease in discounts and concessions given to tenants at Wise County Plaza resulted in increased rental revenue at those properties. These increases were partially offset by a decrease in rental revenue at Evergreen Square Apartments due to a decline in the average occupancy rate in 1997. In addition, in 1996 the Partnership received approximately $29,000 of rental revenue relating to properties which had previously been sold. No such income was received during the first nine months of 1997.

Interest income decreased by $3,020 and $18,654 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The Partnership had a greater amount of cash available for short-term investment in the first seven months of 1996. In August 1996, the Partnership paid $700,000 in previously accrued overhead reimbursements to McREMI, which decreased the amount of cash available for short-term investment in 1997 and the last part of 1996.

Expenses:

Total expenses increased by $25,691 and $42,867 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996.

General and administrative expenses for the three and nine months ended September 30, 1997 increased by $7,325 and $24,430, respectively, as compared to the same periods in 1996. Approximately $15,000 of costs incurred for investor services were paid to an unrelated third party in 1997. In the first nine months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1997, the Partnership held cash and cash equivalents of $1,719,793.

Cash of $783,730 was provided by operating activities during the first nine months of 1997 as compared to $298,826 provided during the same period in 1996. The increase in cash provided by operations in the first nine months of 1997 was mainly the result of a decrease in cash paid to affiliates in 1997. In August 1996, the Partnership paid $700,000 of previously accrued overhead reimbursements to McREMI.

In 1997, the Partnership received $100,241 in proceeds from the insurance carrier for hurricane damage at Governour's Square Apartments in 1996. No such proceeds were received in the first nine months of 1996.

Cash used for additions to real estate investments totaled $635,147 for the first nine months of 1997 as compared to $483,995 for the same period in 1996. A greater amount was spent in 1997 for landscaping and exterior painting at Governour's Square Apartments due to hurricane damage sustained in 1996.

Short-term liquidity

For the remainder of 1997, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the Partnership is currently attempting to negotiate an extension with the lender. The mortgage note payable - affiliate secured by Fort Meigs Plaza matured on September 1, 1997. The maturity of the Fort Meigs Plaza mortgage note payable to a non-affiliate was extended to December 1997 from October 1997. Fort Meigs Plaza is currently on the market for sale. The Partnership will attempt to extend the maturity of the mortgages until the property can be sold.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1997.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXI, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13, 1997                 By:  /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)