Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1998-03-31
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended            December 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-13356
                           ----------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code       (972)  448-5800
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:        None
----------------------------------------------------------   -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 47,086 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

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

On February 3, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-88171) and commenced a public offering for sale of $50,000,000 of limited partnership units. There were two classes of limited partnership units offered, designated as Current Income Units and Growth/Shelter Units, (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 2, 1985 with 47,382 Units (24,982 Current Income Units and 22,400 Growth/Shelter Units) sold at $1,000 each, or gross proceeds of $47,382,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13356). In 1994, 1995 and 1996, a total of 33 Current Income Units and 61 Growth/Shelter Units were relinquished. During 1997, 43 Current Income Units and 159 Growth/Shelter Units were relinquished leaving 47,086 Units (24,906 Current Income Units and 22,180 Growth/Shelter Units) outstanding at December 31, 1997.

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

On March 26, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, the General Partner; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXI, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 - Certain Relationships and Related Transactions. The proposals approved at the March 26, 1992 meeting were implemented as of that date.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. As described in Item 2 - Properties, at December 31, 1997, the Partnership owned seven revenue-producing properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 Note 2
- "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Fort Meigs Plaza on the market for sale effective October 1, 1996. The Partnership has received an offer from a non-affiliate to purchase the center for $3.8 million.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned by the Partnership in fee and are subject to a first lien deed of trust. Certain of the properties are also subject to one or more junior mortgages as described more fully in Item 8 - Note 5 - "Mortgage Notes Payable" and Note 6 - "Mortgage Notes Payable - Affiliate." See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis of                          1997              Date
Property              Description            Property            Debt         Property Tax         Acquired
--------              -----------           ------------         ----         ------------         --------
Real Estate Investments:
Bedford Green (1)     Apartments
Bedford, OH           156 units            $     2,129,408   $    3,238,088     $   94,193            6/84

Breckenridge (2)      Apartments
Davenport, IA         120 units                  1,412,126        1,661,089         81,384           10/84

Evergreen
  Square (3)          Apartments
Tupelo, MS            257 units                  2,579,916        1,908,495         80,854           11/84

                                            Net Basis of                          1997              Date
Property              Description            Property            Debt         Property Tax         Acquired
--------              -----------           ------------         ----         ------------         --------
Governour's
  Square (4)          Apartments
Wilmington, NC        219 units           $      3,744,275  $     2,993,362   $     67,850           11/84

Wise County Plaza     Retail Center
Wise, VA              147,848 sq. ft.            4,609,575        5,973,735         43,349            2/84

Woodcreek (5)         Apartments
Ft. Wayne, IN         204 units                  2,588,366        2,759,734        110,981           11/84
                                           ---------------   --------------     ----------
                                          $     17,063,666  $    18,534,503   $    478,611
                                           ===============   ==============    ===========

Asset Held for Sale:

Fort Meigs Plaza      Retail Center
Perrysburg, OH        104,990 sq. ft.     $      2,795,988  $     3,730,076   $     74,894           10/84
                                           ===============   ==============    ===========

----------------------------------------------
Total:    Apartments  - 956 Units
          Retail Centers - 252,838 sq. ft.

(1)    Bedford Green Apartments is owned   by   Bedford   Green Fund XXI Limited
       Partnership, which is wholly-owned by the Partnership.

(2)    Breckenridge  Apartments is   owned  by   Breckenridge  Fund  XXI Limited
       Partnership, which is wholly-owned by the Partnership.

(3) Evergreen Apartments is owned by Evergreen Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(4) Governour's Square Apartments is owned by Governour's Square Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(5) Woodcreek Apartments is owned by Woodcreek Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------
Real Estate Investments:
Bedford Green
   Occupancy Rate............             97%             97%            99%            87%             95%
   Rent Per Square Foot......           $9.33           $9.11          $8.31          $7.99           $7.83

Breckenridge
   Occupancy Rate............             93%             93%            97%            89%             88%
   Rent Per Square Foot......           $8.58           $8.26          $7.79          $7.07           $7.09

Evergreen Square
   Occupancy Rate............             85%             88%            90%            91%             90%
   Rent Per Square Foot......           $4.38           $4.62          $4.52          $4.24           $3.88

Governour's Square
   Occupancy Rate............             99%            100%            99%            97%             97%
   Rent Per Square Foot......           $7.76           $7.33          $6.85          $6.44           $6.01

Wise County Plaza
   Occupancy Rate............             95%             88%            94%            83%             91%
   Rent Per Square Foot......           $6.00           $6.02          $5.56          $5.90           $6.33

Woodcreek
   Occupancy Rate............             87%             93%            87%            92%             98%
   Rent Per Square Foot......           $6.36           $6.33          $6.09          $6.22           $5.42

Asset Held for Sale:

Fort Meigs Plaza
   Occupancy Rate............             96%             97%            96%            98%            100%
   Rent Per Square Foot......           $6.50           $6.52          $6.38          $6.40           $6.45

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for commercial properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Bedford Green
-------------

Bedford Green Apartments is located in Bedford, Ohio, southeast of Cleveland, Ohio. Bedford Green continues to be one of the nicest apartment communities in the market and charges slightly higher rents than its competitors. The property ended the year at a 97% occupancy rate, giving the property a 98% average occupancy rate for 1997. Management expects to maintain occupancy in the mid to high 90% range in 1998 by improving the appearance of the property through capital expenditures.

Breckenridge
------------

Breckenridge Apartments is located in a northwest residential area of Davenport, Iowa. The property currently has no deferred maintenance and its curb appeal is equal to that of its competition. The property floor plans are very small, resulting in square foot rental rates which are significantly higher than market rates. New apartment construction is now occurring in the area, which could have an effect on the property's performance. Due to the availability of affordable housing and discounts offered by competitors, rental rates will remain relatively stable in 1998. Management expects to maintain occupancy in the mid 90% range in 1998.

Evergreen Square
----------------

Evergreen Square Apartments, built in 1970 in Tupelo, Mississippi, offers attractive floor plans, a renovated exterior and various amenities which position it as a strong competitor in its market area. Exterior improvements have helped Evergreen Square maintain a stabilized occupancy in spite of being located in a declining neighborhood. An increase in crime in the area has resulted in a decrease in occupancy over the past two years. Although there has been no recent multifamily development in the immediate area, the area offers a very reasonably priced home-buying market and an abundance of rental homes and duplexes. Based upon a continued capital improvement program and focused management, Evergreen Square should be able to maintain current occupancy rates. However, its location in a declining neighborhood will limit long-range growth.

Governour's Square
------------------

Governour's Square Apartments, located in Wilmington, North Carolina was built in 1974. Exterior improvements as well as interior upgrades have enabled the property to achieve an occupancy rate slightly above the market, even with some new construction and renovations by competitors in the immediate area. The apartments are marketed primarily to middle income residents. Many of the families who select the property do so for its favorable school location, however, this may change in 1998 due to redistricting plans for the city. The Partnership anticipates a slight decrease in occupancy in 1998 due to increased competition from new multi-family developments and leasing incentives being offered to tenants by competitors. With continued interior and exterior upgrades, the Partnership expects to maintain occupancy in the mid 90% range in 1998.

Wise County
-----------

Wise County Plaza, located in Wise, Virginia, was built in 1971 and its colonial design is unique to the area. Although the shopping center is located in an area besieged by high unemployment rates and a lackluster economy due to the declining coal industry, it has remained a consistent competitor in the local retail market. Management plans to maintain occupancy while holding down costs in 1998.

The mortgage notes payable secured by Wise County Plaza matured in August 1997. The partnership is currently attempting to negotiate a modification and extension of the loans with the lender. If an agreement cannot be reached, the lender may foreclose on the property. The Partnership has received an offer from a non-affiliate to purchase the center for $4.9 million, which is more than $1 million less than the principal balance owed on the loans secured by the property. Based on this offer and the reduced anticipated holding period of the property, the Partnership recorded a $330,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less costs to sell.

Woodcreek
---------

Woodcreek Apartments, located in Fort Wayne, Indiana, was built in 1978 and offers attractive floor plans. The immediate area consists of older, established apartment communities that are not aggressive in raising rental rates. A strong single-family housing market has negatively impacted the rental market. Woodcreek's occupancy rate is slightly lower than the average for the area. Management added a weight room in 1996 which appealed to the large number of young professionals in the complex. The stable economy in the area should allow the property to maintain occupancy in the low 90% range during 1998.

Asset Held for Sale:

Fort Meigs Plaza
----------------

Fort Meigs Plaza is a strip shopping center located in Perrysburg, Ohio, a city lying just outside of Toledo, Ohio. The center is surrounded by upper-middle income residential neighborhoods which are very well established. With the exception of one property, all of the competitors are newer, yet Fort Meigs has earned a reputation in the marketplace as a well maintained center. The property is expected to operate at current occupancy levels in 1998.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                           Number of                                   Annual           % of Gross
                           Expirations           Square Feet            Rent            Annual Rent
                           -----------           -----------           ------           -----------
Fort Meigs Plaza
1998                            3                     3,485        $      37,080              6%
1999                            4                    42,256              127,024             22%
2000                            4                     9,020               76,575             13%
2001                            3                    35,772              245,880             42%
2002                            2                     6,329               42,225              7%
2003                            1                     2,250               25,192              4%
2004-2007                       -                         -                    -              -

Wise County Plaza
1998                            8                    14,387        $     110,136             14%
1999                            5                    12,035               66,766              8%
2000                            3                     5,517               38,302              5%
2001                            4                    37,904              283,468             36%
2002-2003                       -                         -                    -              -
2004                            1                    36,893               55,340              7%
2005-2007                       -                         -                    -              -


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property.

Nature of
Business                       Square Footage                                                  Lease
   Use                              Leased                    Annual Rent                   Expiration
---------                      --------------                 -----------                   -----------
Fort Meigs Plaza
   Variety Store                     30,000                    $  64,500                       1999
   Grocery Store                     32,470                      222,420                       2001

Wise County Plaza
   General Office                    21,062                    $ 218,762                       2001
   Department Store                  36,893                       55,340                       2004
   Grocery Store                     32,016                      146,664                       2008


ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

(B)      Title of Class                       Number of Record Unit Holders

         Limited partnership units            3,932 as of January 31, 1998

(C) No distributions were paid to the partners in 1997 or 1996 and none are anticipated in 1998. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. See
         Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  --------------
Rental revenue...............       $   6,478,023  $   6,434,691  $    6,642,725  $   8,054,097  $   9,985,424
Write-down for impairment
   of real estate............            (330,000)             -               -              -       (976,800)
Gain on disposition of
   real estate...............                   -              -       1,615,811         29,440        678,830
Loss before extraordinary
   items.....................          (1,478,604)    (1,127,080)       (170,804)    (1,891,596)    (3,106,420)
Extraordinary items..........                   -              -               -              -     (1,182,974)
Net loss.....................          (1,478,604)    (1,127,080)       (170,804)    (1,891,596)    (4,289,394)

Net income (loss) per
   limited partnership unit:

   Income (loss) before
     extraordinary items:
     Current Income Units....       $      (5.34)  $       (4.07) $       31.62    $      (6.82)   $     (11.19)
     Growth/Shelter Units....             (60.00)         (45.41)        (42.85)         (76.12)        (124.81)

   Extraordinary items:
     Current Income Units....                   -              -               -              -          (4.26)
     Growth/Shelter Units....                   -              -               -              -         (47.53)

   Net income (loss):
     Current Income Units....              (5.34)          (4.07)         31.62           (6.82)        (15.45)
     Growth/Shelter Units....             (60.00)         (45.41)        (42.85)         (76.12)       (172.34)

                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...    $   17,063,666 $   18,121,925 $    21,671,191 $   22,557,552 $   27,856,319
Assets held for sale...........         2,795,988      2,731,674               -      8,153,520      5,935,338
Total assets...................        23,063,962     23,931,225      25,178,649     33,985,057     38,017,866
Mortgage notes payable, net....        22,264,579     22,514,175      22,742,528     30,979,473     33,040,885
Partners' deficit..............        (5,899,582)    (4,420,978)     (3,293,898)    (3,123,094)    (1,231,498)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,168,737 of cash through operating activities in 1997 as compared to $699,883 in 1996 and $410,990 in 1995. The increase in 1997 as compared to 1996 was mainly due to a decrease in cash paid to affiliates, partially offset by an increase in cash paid to suppliers. In 1996, the Partnership paid $700,000 of previously accrued overhead reimbursements to McREMI. No overhead reimbursements were paid to McREMI in 1997. The increase in cash paid to suppliers was due to the timing of the payment of invoices at the end of the year.

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

In 1997 and 1996, the Partnership received $100,241 and $40,937, respectively, of proceeds from the insurance carrier for damages suffered at Governour's Square Apartments. No such proceeds were received in 1995.

During 1995, the Partnership received $300,000 for repayment of the advance to Fund XXII, the joint owner of Wyoming Mall.

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

In 1995, the Partnership received $60,103 of proceeds from refinancing two mortgage notes payable. See Item 8 - Note 10 - "Mortgage Refinancings."

Short-term liquidity:

In 1998, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The mortgage notes payable secured by Wise County Plaza and the second lien mortgage note payable - affiliate secured by Fort Meigs Plaza matured in 1997. The first lien mortgage note payable - affiliate secured by Fort Meigs Plaza matured in March 1998. The Partnership has continued to make regularly scheduled debt service payments on the Wise County Plaza mortgages and has attempted to negotiate a modification and extension of the loan with the lender. An agreement has not been reached and the lender intends to foreclose on the property. Foreclosure by the lender is not anticipated to have a significant effect of the Partnership since all excess cash flow of the property is payable to the lender as additional interest on the loans. The Partnership has placed Fort Meigs Plaza on the market for sale and the Partnership has received an offer from a non-affiliate to purchase the property for $3.8 million. The Partnership will continue to make regularly scheduled debt service payments on the mortgage notes until the property can be sold.

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

The total advances from affiliates at December 31, 1997 and 1996 consisted of the following:

                                                        1997             1996
                                                    -----------      -----------

    Advances purchased by General Partner           $     630,574    $   630,574
    Accrued interest payable                              164,407        104,679
                                                     -----------      ----------
                                                    $     794,981    $   735,253
                                                     ============     ==========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

Long-term liquidity:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Fort Meigs Plaza on the market for sale effective October 1, 1996. The Partnership has received an offer from a non-affiliate to purchase the center for $3.8 million.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership has significant mortgage balances that are past due or matured in March 1998. As the Partnership has been unable to negotiate a modification of the Wise County Plaza mortgages, the property may be foreclosed by the lender. Foreclosure by the lender is not anticipated to have a significant effect of the Partnership since all excess cash flow of the property is payable to the lender as additional interest on the loans. The Partnership has placed Fort Meigs Plaza on the market for sale and the Partnership has received an offer from a non-affiliate to purchase the property for $3.8 million. The Partnership will continue to make regularly scheduled debt service payments on the loans until the property can be sold.

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

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating revenue-producing real properties, and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1985, when it completed the purchase of thirteen properties, the Partnership has operated its properties for production of income.

The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in continuing cash flow problems. Commerce Tower in Amarillo, Texas and Georgetown Apartments in Lakeland, Florida were foreclosed on by the respective lenders in full settlement of mortgage indebtedness in 1990 and 1992, respectively. Hickory Lake Apartments was sold in December 1993, and Homestead Manor Apartments was sold in February 1994. In March 1995, the Partnership sold the Suburban Plaza and Wyoming Mall shopping centers. The Partnership continues to operate the seven remaining properties.

During 1994, management determined that Wyoming Mall had reached its optimum value and therefore began actively marketing the property for sale. The property was sold on March 31, 1995 with net cash proceeds of $877,664.

Suburban Plaza was sold to an unrelated third party for a cash price of $6,910,000 on March 31,1995. The Partnership received net cash proceeds of $1,322,253.

The mortgage notes payable secured by Wise County Plaza matured in August 1997. The partnership has attempted to negotiate a modification and extension of the loans with the lender. An agreement has not been reached and the lender intends to foreclose on the property. The Partnership has received an offer from a non-affiliate to purchase the center for $4.9 million, which is more than $1 million less than the principal balance owed on the loans secured by the property. Based on this offer and the reduced anticipated holding period of the property, the Partnership recorded a $330,000 write-down for impairment of value during the fourth quarter of 1997 to record the shopping center at its fair value less costs to sell.

The Partnership's working capital needs have been supported by net proceeds from the December 1993 sale of Hickory Lake Apartments and the March 1995 sales of Suburban Plaza and Wyoming Mall and by deferring certain affiliate payables.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during 1997, the Partnership owed affiliate advances of $794,981 and payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $4,862,973.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total revenue increased by $66,222 in 1997 as compared to 1996 due to increases in rental revenue and gain on involuntary conversion, partially offset by a decrease in interest income, as discussed below.

In 1997, rental revenue increased by $43,332 in relation to 1996. Rental revenue increased at Bedford Green, Breckenridge and Governour's Square apartments in 1997 due to increases in rental rates. These increases were partially offset by a decrease in rental revenue at Evergreen Square Apartments due to a decline in occupancy in 1997. Rental revenue remained relatively stable at Woodcreek Apartments, Fort Meigs Plaza and Wise County Plaza in 1997. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income decreased by $16,513 in 1997 as compared to 1996, mainly due to a lower average amount of cash available for short-term investment in 1997. The Partnership held approximately $2 million of cash and cash equivalents at the beginning of 1996. Cash and cash equivalents decreased to approximately $1.7 million by the end of 1996, mainly due to a $700,000 payment of previously accrued overhead reimbursements in the second half of the year. Cash increased only slightly to approximately $1.8 million at the end of 1997.

The Partnership recognized a gain on involuntary conversion of $66,655 in 1997 and $27,252 in 1996. Both of the gains were related to hurricane damage suffered at Governour's Square Apartments in 1996, and were recognized as reimbursement proceeds were received from the insurance carrier. The total gain on involuntary conversion of $93,907 represents the insurance proceeds received in excess of the basis of the property damaged by the hurricanes.

Expenses:

Total expenses increased by $417,746 in 1997 as compared to 1996. The increase was mainly due to a write-down of Wise County Plaza as well as increases in interest - affiliates and general and administrative expenses, as discussed below.

In 1997, interest - affiliates increased by $33,060 in relation to 1996. The increase was mainly due to an affiliate purchasing the first lien mortgage note secured by Fort Meigs Plaza in December 1997 from an unaffiliated lender. Interest - affiliates in 1997 includes interest expense for the portion of the year the affiliate owned the mortgage.

General and administrative expenses increased by $84,667 in 1997 as compared to 1996. The increase was partially due to an increase in legal expenses relating to a class action lawsuit, as discussed in Item 3 - Legal Proceedings. In addition, the Partnership incurred approximately $19,000 of costs incurred for investor services, which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

In 1997, the Partnership recorded a $330,000 write-down for impairment of Wise County Plaza Shopping Center. No such write-down was recorded in 1996.

1996 compared to 1995

Revenue:

Total revenue decreased by $1,815,931 in 1996 as compared to 1995. The decrease was mainly due to the Partnership recording a gain in 1995 on the sale of Suburban Plaza Shopping Center, net of the loss on the sale of Wyoming Mall in 1995, as discussed below.

Rental revenue decreased by $208,034 in 1996 as compared to the prior year. The overall decrease was primarily due to the sales of Suburban Plaza and Wyoming Mall, which contributed rental revenue of approximately $326,000 and $262,000, respectively, in 1995. This loss of rental revenue from the sold properties was partially offset by an increase in rental revenue at the remainder of the properties. The majority of the increase was due to increased rental rates at each of the properties. In addition, although occupancy at Bedford Green Apartments and Wise County Plaza was lower at the end of 1996 than at the end of 1995, there was an increase in the average occupancy rates at these two properties in 1996. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

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

Other property operating expenses decreased by $128,071 in 1996 as compared to the prior year. The decrease was partially due to the sales of Suburban Plaza and Wyoming Mall, which incurred expenses of approximately $33,000 and $19,000, respectively, in 1995. In addition, a greater amount of legal fees were incurred at Wise County Plaza in 1995 relating to the bankruptcy filing by a major tenant. All of the properties experienced a decrease in property insurance and marketing costs in 1996.

General and administrative - affiliates decreased by $107,274 in 1996 as compared to 1995. The decrease was mainly due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       17

   Balance Sheets at December 31, 1997 and 1996...................................                       18

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       19

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1997.......................................                       20

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       21

   Notes to Financial Statements..................................................                       23

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       36





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXI, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXI, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has previously relied on advances from affiliates to meet its debt obligations and to fund capital improvements. Additionally, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. Additionally, the Partnership is in default on approximately $9.7 million in mortgage note debt for which no extensions, modifications or refinancings have yet been negotiated. There is no guarantee that such negotiations can be completed. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/ Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                           1997                   1996
                                                                       ---------------      --------------

ASSETS
------
Real estate investments:
   Land.....................................................           $     3,192,923      $    3,240,113
   Buildings and improvements...............................                30,048,514          29,542,828
                                                                        --------------       -------------
                                                                            33,241,437          32,782,941
   Less:  Accumulated depreciation and
     amortization...........................................               (16,177,771)        (14,661,016)
                                                                        --------------       -------------
                                                                            17,063,666          18,121,925

Asset held for sale.........................................                 2,795,988           2,731,674

Cash and cash equivalents...................................                 1,817,585           1,670,843
Cash segregated for security deposits.......................                   176,258             167,645
Accounts receivable.........................................                   229,435             317,152
Escrow deposits.............................................                   558,752             425,750
Deferred borrowing costs, net of accumulated
   amortization of $218,067 and $153,724 at
   December 31, 1997 and 1996, respectively.................                   368,334             432,677
Prepaid expenses and other assets...........................                    53,944              63,559
                                                                        --------------       -------------
                                                                       $    23,063,962      $   23,931,225
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    18,534,503      $   21,780,275
Mortgage notes payable - affiliate..........................                 3,730,076             733,900
Accounts payable and accrued expenses.......................                   398,815             282,667
Accrued property taxes......................................                   447,269             347,845
Payable to affiliates.......................................                 4,862,973           4,210,324
Advances from affiliates....................................                   794,981             735,253
Deferred gain on involuntary conversion.....................                         -              66,879
Security deposits and deferred rental revenue...............                   194,927             195,060
                                                                        --------------       -------------
                                                                            28,963,544          28,352,203
                                                                        --------------       -------------

Partners' deficit:
   Limited  partners - 50,000 Units authorized; 47,086 and
     47,288 Units issued and outstanding at December 31,
     1997 and 1996, respectively (24,906 Current Income
     Units and 22,180 Growth/Shelter Units outstanding
     at December 31, 1997 and 24,949 Current Income
     Units and  22,339  Growth/Shelter  Units outstanding
     at December 31, 1996).....................................             (5,522,974)         (4,059,156)
   General Partner..........................................                  (376,608)           (361,822)
                                                                        --------------       -------------
                                                                            (5,899,582)         (4,420,978)
                                                                        --------------       -------------
                                                                       $    23,063,962      $   23,931,225
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    6,478,023     $    6,434,691    $     6,642,725
   Interest................................                88,861            105,374            124,712
   Gain on involuntary conversion..........                66,655             27,252                  -
   Net gain on disposition of real estate..                     -                  -          1,615,811
                                                    -------------      -------------     --------------
     Total revenue.........................             6,633,539          6,567,317          8,383,248
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             1,998,289          2,028,191          2,339,653
   Interest - affiliates...................               153,268            120,208            196,240
   Depreciation and amortization...........             1,516,755          1,590,804          1,724,781
   Property taxes..........................               553,505            520,251            552,075
   Personnel costs.........................               764,892            729,371            789,067
   Repairs and maintenance.................               779,481            787,086            758,653
   Property management fees -
     affiliates............................               335,087            331,145            351,663
   Utilities...............................               435,999            421,204            432,670
   Other property operating expenses.......               416,244            381,858            509,929
   General and administrative..............               176,446             91,779             99,547
   General and administrative -
     affiliates............................               652,177            692,500            799,774
   Write-down for impairment of real
     estate................................               330,000                  -                  -
                                                    -------------      -------------     --------------
     Total expenses........................             8,112,143          7,694,397          8,554,052
                                                    -------------      -------------     --------------

Net loss...................................        $   (1,478,604)    $   (1,127,080)   $      (170,804)
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners - Current Income Unit..........        $     (133,074)    $     (101,437)   $       788,960
Net loss allocable to limited
   partners - Growth/Shelter Unit..........            (1,330,744)        (1,014,372)          (958,056)
Net loss allocable to General
   Partner.................................               (14,786)           (11,271)            (1,708)
                                                    -------------      -------------     --------------
Net loss...................................        $   (1,478,604)    $   (1,127,080)   $      (170,804)
                                                    =============      =============     ==============

Net income (loss) per limited partnership unit:

Current Income Unit Holders................        $        (5.34)    $        (4.07)   $       31.62
                                                    =============      =============     ==============

Growth/Shelter Unit Holders................        $       (60.00)    $       (45.41)   $       (42.85)
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                    Total
                                                     General                 Limited                Partners'
                                                     Partner                 Partners               Deficit
                                                 -----------------       -----------------     -----------------
Balance at December 31, 1994..............       $       (348,843)       $     (2,774,251)     $     (3,123,094)

Net income (loss)
   General Partner........................                 (1,708)                      -                (1,708)
   Current Income Units...................                      -                 788,960               788,960
   Growth/Shelter Units...................                      -                (958,056)             (958,056)
                                                  ---------------         ---------------       ---------------
Total net loss............................                 (1,708)               (169,096)             (170,804)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1995..............               (350,551)             (2,943,347)           (3,293,898)

Net loss
   General Partner........................                (11,271)                      -               (11,271)
   Current Income Units...................                      -                (101,437)             (101,437)
   Growth/Shelter Units...................                      -              (1,014,372)           (1,104,372)
                                                  ---------------         ---------------       ---------------
Total net loss............................                (11,271)             (1,115,809)           (1,127,080)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1996..............               (361,822)             (4,059,156)           (4,420,978)

Net loss
   General Partner........................                (14,786)                      -               (14,786)
   Current Income Units...................                      -                (133,074)             (133,074)
   Growth/Shelter Units...................                      -              (1,330,744)           (1,330,744)
                                                  ---------------         ---------------       ---------------
Total net loss............................                (14,786)             (1,463,818)           (1,478,604)
                                                  ---------------         ---------------       ---------------

Balance at December 31, 1997..............       $       (376,608)       $     (5,522,974)     $     (5,899,582)
                                                  ===============         ===============       ===============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Years Ended December 31,
                                                    ----------------------------------------------------
                                                        1997               1996               1995
                                                    --------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..................     $   6,443,437     $    6,377,872    $     6,778,734
   Cash paid to suppliers......................        (2,542,810)        (2,295,191)        (2,600,394)
   Cash paid to affiliates.....................          (334,615)        (1,031,299)          (358,687)
   Interest received...........................            88,861            105,374            115,284
   Interest received - affiliates..............                 -                  -             71,614
   Interest paid...............................        (1,902,698)        (1,947,970)        (2,320,337)
   Interest paid to affiliates.................           (48,886)           (48,493)          (543,878)
   Property taxes paid.........................          (534,552)          (460,410)          (731,346)
                                                    -------------      -------------     --------------
Net cash provided by operating
     activities................................         1,168,737            699,883            410,990
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Net proceeds received from
     insurance company.........................           100,241             40,937                  -
   Additions to real estate investments
     and assets held for sale .................          (852,810)          (820,483)          (702,157)
   Repayment of advances to affiliates.........                 -                  -            300,000
   Proceeds from disposition of real estate....                 -                  -         10,946,743
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities........................          (752,569)          (779,546)        10,544,586
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Deferred borrowing costs paid...............                 -               (635)          (194,952)
   Principal payments on mortgage
     notes payable.............................          (269,426)          (247,160)          (253,698)
   Retirement of mortgage notes due to
     disposition of real estate................                 -                  -         (7,415,826)
   Retirement of mortgage note - affiliate.
     due to disposition of real estate.........                 -                  -         (1,331,000)
   Net proceeds from refinancing on
     mortgage notes payable....................                 -                  -             60,103
   Repayment of advances from affiliates.......                 -                  -           (973,000)
                                                    -------------      -------------     --------------
Net cash used in financing activities..........          (269,426)          (247,795)       (10,108,373)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents..........................           146,742           (327,458)           847,203

Cash and cash equivalents at
     beginning of year.........................         1,670,843          1,998,301          1,151,098
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...................................    $    1,817,585     $    1,670,843    $     1,998,301
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments," Note 6 - "Mortgage Notes Payable - Affiliate," Note 7 - "Property Dispositions" and Note 11 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1997               1996               1995
                                                   ---------------  -----------------   ----------------
Net loss...................................        $   (1,478,604)  $     (1,127,080)   $      (170,804)
                                                    -------------    ---------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             1,516,755          1,590,804          1,724,781
   Amortization of discounts on
     mortgage notes payable................                19,830             18,807             20,278
   Amortization of deferred borrowing
     costs.................................                64,343             63,589             62,026
   Accrued interest on advances from
     affiliates............................                59,728             58,652           (261,381)
   Interest added to advances to
     affiliates............................                     -                  -             (9,428)
   Gain on disposition of real estate......                     -                  -         (1,615,811)
   Gain on involuntary conversion..........               (66,655)           (27,252)                 -
   Write-down for impairment of real
     estate................................               330,000                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (8,613)              (638)            38,574
     Accounts receivable...................               (12,748)           (40,225)            89,358
     Advances to affiliates................                     -                  -             71,614
     Escrow deposits.......................              (133,002)           185,889           (358,841)
     Prepaid expenses and other
       assets..............................                 9,615             (5,141)            63,678
     Accounts payable and accrued
       expenses............................               116,148            (18,318)            16,756
     Accrued property taxes................                99,424              9,710            (65,774)
     Payable to affiliates.................               652,649             (7,654)           792,750
     Security deposits and deferred
        rental revenue.....................                  (133)            (1,260)            13,214
                                                    -------------      -------------     --------------

         Total adjustments.................             2,317,341          1,826,963            581,794
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    1,168,737     $      699,883    $       410,990
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential, commercial office, and retail real estate. As described in Note 4 - "Real Estate Investments," at December 31, 1997, the Partnership owned seven revenue-producing properties.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership placed Fort Meigs Plaza on the market for sale effective October 1, 1996. The Partnership has received an offer from a non-affiliate to purchase the center for $3.8 million.

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

      Tier Partnership
      ----------------

      Bedford Green Fund XXI Limited Partnership
      Breckenridge Fund XXI Limited Partnership
      Evergreen Fund XXI Limited Partnership
      Governour's Square Fund XXI Limited Partnership
      Woodcreek Fund XXI Limited Partnership

The financial statements also include the accounts (through March 31, 1995) of the Partnership and its 50% undivided interest in the assets, liabilities and operations of Wyoming Mall owned jointly with McNeil Real Estate Fund XXII, L.P.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

Net Income (Loss) Per Limited Partnership Units
-----------------------------------------------

Net income (loss) per limited partnership unit ("Unit") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 24,906, 24,949 and 24,949 Current Income Units outstanding in 1997, 1996 and 1995, respectively and 22,180, 22,339 and 22,359 Growth/Shelter Units outstanding in 1997, 1996 and 1995, respectively.

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

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees during 1995 in connection with the sales of Suburban Plaza and Wyoming Mall. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at December 31, 1997 and 1996.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------   ---------------
Property management fees - affiliates........      $      335,087     $      331,145   $       351,663
Charged to net gain on disposition of
   real estate:
   Disposition fee ..........................                   -                  -            346,050
Charged to interest - affiliates:
   Interest on advances from
     affiliates..............................              59,728             58,652             86,364
   Interest on mortgage notes
     payable - affiliates....................              93,540             61,556            109,876
Charged to general and
   administrative - affiliates:
   Partnership administration................             261,701            295,106            394,802
   Asset management fee......................             390,476            397,394            404,972
                                                    -------------      -------------     --------------
                                                   $    1,140,532     $    1,143,853    $     1,693,727
                                                    =============      =============     ==============

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

The total advances from affiliates at December 31, 1997 and 1996 consisted of the following:

                                                     1997             1996
                                                  -----------     ------------

   Advances purchased by General Partner          $   630,574     $    630,574
   Accrued interest payable                           164,407          104,679
                                                   ----------      -----------
                                                  $   794,981     $    735,253
                                                   ==========      ===========



The advances are unsecured, due on demand and accrue interest at the prime lending rate of Bank of America plus 1%. The prime lending rate was 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

In May 1992, the Partnership obtained a loan from McNeil Real Estate Fund XXVII, L.P., an affiliate of the General Partner, totaling $972,000. The loan was secured by a third lien on Suburban Plaza which was sold in March 1995. The Partnership utilized a portion of the proceeds from 1995 property sales to repay the affiliate mortgage in April 1995.

Payable to affiliates at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, disposition fees and asset management fees and is due and payable from current operations.

See Note 6 - "Mortgage Notes Payable - Affiliate" for a discussion of the mortgage notes payable to an affiliated entity.

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial reporting purposes by $3,352,795, $3,103,486 and $3,563,407 in 1997, 1996 and 1995, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:


                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1997                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------
Bedford Green
   Bedford, OH                 $      252,310     $     3,810,292      $   (1,933,194)    $     2,129,408
Breckenridge
   Davenport, IA                      232,016           2,501,225          (1,321,115)          1,412,126
Evergreen Square
   Tupelo, MS                         396,856           4,737,859          (2,554,799)          2,579,916
Governour's Square
   Wilmington, NC                     577,657           6,348,996          (3,182,378)          3,744,275
Wise County Plaza
   Wise, VA                         1,350,379           8,057,521          (4,798,325)          4,609,575
Woodcreek
   Fort Wayne, IN                     383,705           4,592,621          (2,387,960)          2,588,366
                                -------------       -------------       -------------       -------------
                               $    3,192,923      $   30,048,514      $  (16,177,771)     $   17,063,666
                                =============       =============       =============       =============

                                                                        Accumulated
                                                   Buildings and        Depreciation         Net Book
       1996                         Land           Improvements        & Amortization          Value
       ----                    --------------      ------------        --------------     ---------------

Bedford Green                  $      252,310      $    3,632,040      $   (1,738,243)     $    2,146,107
Breckenridge                          232,016           2,460,769          (1,188,517)          1,504,268
Evergreen Square                      396,856           4,608,920          (2,326,553)          2,679,223
Governour's Square                    577,657           6,095,250          (2,807,622)          3,865,285
Wise County Plaza                   1,397,569           8,284,347          (4,475,872)          5,206,044
Woodcreek                             383,705           4,461,502          (2,124,209)          2,720,998
                                -------------       -------------       -------------       -------------
                               $    3,240,113      $   29,542,828      $  (14,661,016)     $   18,121,925
                                =============       =============       =============       =============

On October 1, 1996, the General Partner placed Fort Meigs Plaza, located in Perrysburg, Ohio, on the market for sale. Fort Meigs Plaza was classified as such at December 31, 1997 and 1996 with a net book value of $2,795,988 and $2,731,674, respectively.

The results of operations for the asset held for sale at December 31, 1997 were $12,683, $(115,695) and $(184,183) for the years ended December 31, 1997, 1996 and 1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

Wise County Plaza is a shopping center located in an area besieged by high unemployment rates and a lackluster economy due to the declining coal industry. The mortgage notes payable secured by Wise County Plaza matured in August 1997. The partnership has attempted to negotiate a modification and extension of the loans with the lender. An agreement has not been reached and the lender intends to foreclose on the property. The Partnership has received an offer from a non-affiliate to purchase the center for $4.9 million, which is more than $1 million less than the principal balance owed on the loans secured by the property. Based on this offer and the reduced anticipated holding period of the property, the Partnership recorded a $330,000 write-down for impairment of value during the fourth quarter of 1997 to record the property at its fair value less costs to sell.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1997 are as follows:

                                                 Real Estate     Asset Held
                                                 Investments      For Sale
                                                ------------    -------------

     1998..............................         $   798,661     $    573,846
     1999..............................             709,659          498,124
     2000..............................             650,595          375,223
     2001..............................             435,931          337,222
     2002..............................             346,256           60,201
     Thereafter........................           1,188,600          362,875
                                                 ----------      -----------
       Total...........................         $ 4,129,702     $  2,207,491
                                                 ==========      ===========


Future minimum rents do not include contingent rentals based on sales volume of tenants. Contingent rents amounted to $71,229, $54,912 and $63,777 for the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes, and other expenses. These expense reimbursements amounted to $153,655, $174,370 and $233,290 for the years ended December 31, 1997, 1996 and 1995, respectively. These contingent rents and expense reimbursements, which include amounts related to the asset held for sale, are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth mortgage notes payable, net of discounts, of the Partnership at December 31, 1997 and 1996. All mortgage notes payable are secured by the related real estate investment or asset held for sale.

                           Mortgage         Annual        Monthly
                           Lien             Interest      Payments/                    December 31,
Property                   Position(a)      Rates %       Maturity (f)             1997                1996
--------                   -----------      -------    -------------------    ---------------     --------------
Bedford Green (b)          First              8.48     $   25,327    07/02    $     3,238,088    $     3,266,122
                                                                                -------------     --------------

Breckenridge (c)           First              8.15     $   14,602    07/03          1,693,694          1,729,293
                           Discount                                                   (32,605)           (37,624)
                                                                                -------------     --------------
                                                                                    1,661,089          1,691,669
                                                                                -------------     --------------

Evergreen Square (c)       First              8.15     $   16,777    07/03          1,945,956          1,986,858
                           Discount                                                   (37,461)           (43,228)
                                                                                -------------     --------------
                                                                                    1,908,495          1,943,630
                                                                                -------------     --------------

Fort Meigs Plaza (d)       First             12.81     $   27,370    10/97                  -          3,011,293
                                                                                -------------     --------------

Governour's Square (c)     First              8.15     $   26,314    07/03          3,052,118          3,116,269
                           Discount                                                   (58,756)           (67,800)
                                                                                -------------     --------------
                                                                                    2,993,362          3,048,469
                                                                                -------------     --------------

Wise County Plaza (e)      First              8.97     $   31,296    08/97          3,464,689          3,526,419
                           Second             3.87          8,092    08/97          2,509,046          2,509,046
                                                                                -------------     --------------
                                                                                    5,973,735          6,035,465
                                                                                -------------     --------------

Woodcreek (b)              First              8.48     $   21,586    07/02          2,759,734          2,783,627
                                                                                -------------     --------------

                                                       Total                  $    18,534,503    $    21,780,275
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

(d) On December 19, 1997, an affiliated partnership purchased the first lien mortgage note secured by Fort Meigs Plaza. See Note 6 - "Mortgage Notes Payable - Affiliate."

(e) The mortgage notes payable secured by Wise County Plaza matured in August 1997. The Partnership has continued to make regularly scheduled debt service payments and has attempted to negotiate a modification and extension of the loans with the lender. An agreement has not been reached and the lender intends to foreclose on the property. All excess cash flow of the property is payable to the lender as additional interest on the loans.

(f)    Balloon payments on the mortgage notes are due as follows:

           Property                  Balloon Payment          Date
           --------                  ---------------          ----


       Wise County Plaza              $  5,973,735            08/97
       Bedford Green                     3,074,442            07/02
       Woodcreek                         2,620,263            07/02
       Breckenridge                      1,436,695            07/03
       Evergreen Square                  1,650,679            07/03
       Governour's Square                2,588,992            07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, excluding discounts of $128,822, are as follows:

       1998....................................        $  6,182,793
       1999....................................             226,949
       2000....................................             246,371
       2001....................................             267,457
       2002....................................           5,951,223
       Thereafter..............................           5,788,532
                                                        -----------
                                                       $ 18,663,325

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of mortgage notes payable was approximately $18,527,000 at December 31, 1997 and $21,458,000 at December 31, 1996.

NOTE 6 - MORTGAGE NOTES PAYABLE - AFFILIATE
-------------------------------------------

The following sets forth mortgage notes payable - affiliate of the Partnership at December 31, 1997 and 1996. The mortgage notes are secured by the related asset held for sale.


                         Mortgage           Annual        Monthly
                         Lien               Interest      Payments/                    December 31,
Property                 Position(a)        Rates %       Maturity                 1997        1996
--------                 ------------      -------      -------------------    -----------  -----------
Fort Meigs Plaza         First               12.81     $   33,333     03/98   $  2,996,176   $        -
                         Second               8.25     $    4,073(b)  09/97        733,900      733,900
                                                                               -----------    ---------
                                                                              $  3,730,076   $  733,900
                                                                               ===========    =========

(a)    The debt is non-recourse to the Partnership.

(b) Payments are interest-only equal to an effective interest rate of 6.66%. All accrued interest is due at maturity.

In December 1997, McNeil Real Estate Fund XX, L.P., the affiliated partnership that holds the second lien mortgage secured by Fort Meigs Plaza, purchased the first lien mortgage note from the unaffiliated lender. The Partnership is in default on payment of both the first and second liens on Fort Meigs Plaza as the notes matured on March 1, 1998 and September 1, 1997, respectively. Fort Meigs Plaza is currently on the market for sale and the Partnership has received an offer from a non-affiliate to purchase the property for $3.8 million. The Partnership will continue to make regularly scheduled debt service payments on the first and second lien mortgage notes until the property can be sold.

If the pending sales transaction is not completed, the Partnership will attempt to renegotiate the terms of the affiliate debt. However, such refinancing may be at an interest rate which is higher, or otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, the affiliate lender could foreclose on the property securing the mortgage. Management believes the possibility of this outcome is unlikely.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $3,627,000 at December 31, 1997 and $690,000 at December 31, 1996.

NOTE 7 - PROPERTY DISPOSITIONS
------------------------------

On March 31, 1995, Suburban Plaza Shopping Center was sold to an unrelated third party for a cash price of $6,910,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                    Gain on Sale          Cash Proceeds
                                                                  -----------------      ------------------
Sales price..........................................             $      6,910,000       $       6,910,000

Selling costs........................................                     (293,754)                (86,454)
Retirement of mortgage discount......................                     (683,198)
Carrying value.......................................                   (3,691,594)
Accounts receivable..................................                     (315,979)
Deferred borrowing costs.............................                         (479)
Prepaid expenses.....................................                      (63,548)
                                                                   ---------------

Gain on disposition of real estate...................             $      1,861,448
                                                                   ===============         ---------------


Retirement of mortgage note..........................                                           (3,963,489)
Retirement of mortgage notes - affiliates............                                           (1,331,000)
Accrued interest paid on retired notes...............                                             (146,111)
Real estate tax proration............................                                              (38,368)
Credit for security deposit liability................                                              (22,325)
                                                                                            --------------
Net cash proceeds....................................                                     $      1,322,253
                                                                                            ==============


On March 31, 1995, Wyoming Mall Shopping Center was sold to an unrelated third party for a cash price of $9,250,000. The Partnership had a 50% undivided interest in the assets, liabilities and operations of Wyoming Mall, owned jointly with McNeil Real Estate Fund XXII, L.P. Cash proceeds and the gain on the disposition is detailed below:

                                                                    Gain on Sale           Cash Proceeds
                                                                  -----------------      ------------------
Sales price..........................................             $      4,625,000       $       4,625,000

Selling costs........................................                     (234,838)                (96,088)
Mortgage note prepayment penalty.....................                     (138,441)               (138,441)
Carrying value.......................................                   (4,325,663)
Accounts receivable..................................                      (81,749)
Deferred borrowing costs.............................                      (49,910)
Prepaid expenses.....................................                      (40,036)
                                                                   ---------------

Loss on disposition of real estate...................             $       (245,637)
                                                                   ===============          --------------


Retirement of mortgage note..........................                                           (3,452,337)
Payment of 1994 taxes at closing.....................                                              (23,735)
Real estate tax proration............................                                              (14,154)
Credit for security deposit liability................                                              (22,581)
                                                                                            --------------
Net cash proceeds....................................                                     $        877,664
                                                                                            ==============

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees for the year ended December 31, 1995 in connection with the sale of properties. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at December 31, 1997 and 1996.

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
-------------------------------------------------------------

The  accompanying   financial   statements  have  been  prepared   assuming  the
Partnership will continue as a going concern. The Partnership incurred losses of $1,148,604, $1,127,080 and $170,804 in 1997, 1996 and 1995, respectively.

The Partnership generated $1,168,737 of cash through operating activities in 1997 and received $100,241 in proceeds from an insurance carrier. Cash used for additions to real estate investments totaled $852,810 and mortgage principal payments totaled $269,426. Cash generated through operating activities exceeded cash expenditures by $146,742.

In 1998, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. However, any unanticipated capital improvements will require other sources of cash. The mortgage notes payable secured by Wise County Plaza and the second lien mortgage note payable - affiliate secured by Fort Meigs Plaza matured in 1997. The first lien mortgage note payable - affiliate secured by Fort Meigs Plaza matures in March 1998. The Partnership is currently in default on all four mortgage notes. The Partnership has continued to make regularly scheduled debt service payments on the Wise County Plaza mortgages and has attempted to negotiate a modification and extension of the loan with the lender. An agreement has not been reached and the lender intends to foreclose on the property. Foreclosure by the lender is not anticipated to have a significant effect of the Partnership since all excess cash flow of the property is payable to the lender as additional interest on the loans. The Partnership has placed Fort Meigs Plaza on the market for sale and the Partnership has received an offer from a non-affiliate to purchase the property for $3.8 million. The Partnership will continue to make regularly scheduled debt service payments on the mortgage notes until the property can be sold. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, deferral of payables to or arranging financing from affiliates, or the ultimate sale of Partnership properties.

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

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

                                                         Bedford
                                                          Green           Woodcreek        Total
                                                     --------------    --------------   --------------
         New loan proceeds..................         $   3,300,000     $   2,812,500    $   6,112,500
         Existing debt retired..............            (3,118,570)       (2,933,827)      (6,052,397)
                                                      ------------      ------------     ------------
           Loan proceeds....................         $     181,430     $    (121,327)   $      60,103
                                                      ============      ============     ============

The Partnership incurred loan costs of $194,952 related to the refinancing. An additional $404,074 of tax, insurance and property replacement escrows were established at the closing of the refinancing.

NOTE 11 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On July 12 and September 5, 1996, Governour's Square Apartments suffered damage from two separate hurricanes. Repairs of damages totaling $191,178 were completed. Reimbursements for the repairs totaling $40,937 were received from the insurance carrier in 1996. The remaining costs of $150,241, less a $50,000 deductible, were included in accounts receivable on the December 31, 1996 Balance Sheet and were received in 1997. The Partnership recognized a gain on involuntary conversion of $27,252 and recorded a deferred gain of $66,879 in 1996. A gain on involuntary conversion of $66,655 was recognized in 1997 when the remaining insurance claims were received. The total gain on involuntary conversion of $93,907 represents the insurance claims in excess of the basis of the property damaged by the hurricanes.

NOTE 12 - PRO FORMA INFORMATION (UNAUDITED)
-------------------------------------------
The following unaudited pro forma information for the year ended December 31, 1995 reflects the results of operations of the Partnership as if the sales of Wyoming Mall and Suburban Plaza shopping centers had occurred as of January 1, 1995. The unaudited pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                       1995
                                                  -------------
   Total revenue                                  $  6,182,132
   Loss before extraordinary items                  (1,756,693)
   Net loss                                         (1,756,693)

   Net loss per thousand limited
     partnership units:
     Current Income Units                                (6.34)
     Growth/Shelter Units                               (70.71)

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                       Costs
                                                       Initial Cost (b)            Cumulative        Capitalized
                              Related                         Buildings and       Write-down for     Subsequent
Description               Encumbrances (b)       Land         Improvements        Impairment (c)   To Acquisition
-----------               -----------------  ---------------  ---------------     --------------   --------------

APARTMENTS:
Bedford Green
   Bedford, OH             $    3,238,088    $      252,310    $    3,203,996     $          -     $     606,296

Breckenridge
   Davenport, IA                1,661,089           232,016         2,184,818                -           316,407

Evergreen Square
   Tupelo, MS                   1,908,495           396,856         4,217,746         (491,000)        1,011,113

Governour's Square
   Wilmington, NC               2,993,362           577,657         4,829,242                -         1,519,754

Woodcreek
   Fort Wayne, IN               2,759,734           383,705         3,613,217                -           979,404

RETAIL CENTERS:

Wise County Plaza
   Wise, VA                     5,973,735         1,397,569         8,375,648         (830,000)          464,683
                           --------------    --------------    --------------     ------------     -------------

                          $    18,534,503   $    3,240,113    $    26,424,667    $  (1,321,000)   $    4,897,657
                           ==============    =============     ==============     ============     =============


Asset Held for Sale (d):

Fort Meigs Plaza
   Perrysburg, OH         $     3,730,076
                           ==============

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The carrying values of Evergreen Square Apartments and Wise County Plaza Shopping Center were reduced by $176,568 and $500,000, respectively, in 1989. The carrying value of Evergreen Square Apartments was further reduced by $314,432 in 1991 and the carrying value of Wise County Plaza Shopping Center was further reduced by $330,000 in 1997.

(d) The asset held for sale is stated at lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------

APARTMENTS:
Bedford Green
   Bedford, OH                $      252,310     $    3,810,292   $      4,062,602    $   (1,933,194)

Breckenridge
   Davenport, IA                     232,016          2,501,225          2,733,241        (1,321,115)

Evergreen Square
   Tupelo, MS                        396,856          4,737,859          5,134,715        (2,554,799)

Governour's Square
   Wilmington, NC                    577,657          6,348,996          6,926,653        (3,182,378)

Woodcreek
   Fort Wayne, IN                    383,705          4,592,621          4,976,326        (2,387,960)

RETAIL CENTERS:

Wise County Plaza
   Wise, VA                        1,350,379          8,057,521          9,407,900        (4,798,325)
                               -------------      -------------    ---------------     -------------

                              $    3,192,923     $   30,048,514   $     33,241,437    $   (16,177,771)
                               =============      =============    ===============     ==============


Asset Held for Sale (d):

Fort Meigs Plaza
   Perrysburg, OH                                                 $      2,795,988
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $44,610,083 and accumulated depreciation was $32,683,983 at December 31, 1997.

(d) The asset held for sale is stated at lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------

APARTMENTS:
Bedford Green
   Bedford, OH                  1970                        06/84                   5-25

Breckenridge
   Davenport, IA                1974                        10/84                   5-25

Evergreen
   Tupelo, MS                   1970                        11/84                   5-25

Governour's Square
   Wilmington, NC               1974                        11/84                   5-25

Woodcreek
   Fort Wayne, IN               1978                        11/84                   5-25

RETAIL CENTERS:


Wise County Plaza
   Wise, VA                     1971                        02/84                   5-25


Asset Held for Sale (d):

Fort Meigs Plaza
   Perrysburg, OH               1974                        10/84


(d) The asset held for sale is stated at lower of depreciated cost or fair value less cost to sell. Historical cost, net of accumulated depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale."

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization

A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                          For the Years Ended December 31,
                                                  ---------------------------------------------
                                                       1997            1996            1995
                                                  -------------   -------------  --------------
Real estate investments:

Balance at beginning of year...............       $ 32,782,941    $ 36,949,217   $  36,253,677

Improvements...............................            788,496         798,291         695,540

Reclassification to asset held for
   sale....................................                  -      (4,875,377)              -

Write-off of damaged basis.................                  -         (89,190)              -

Write-down for impairment of real estate...           (330,000)              -               -
                                                   -----------      ----------    ------------

Balance at end of year.....................       $ 33,241,437     $ 32,782,941  $  36,949,217
                                                   ===========      ===========   ============


Accumulated depreciation and amortization:

Balance at beginning of year...............       $ 14,661,016     $ 15,278,026  $  13,696,125

Depreciation and amortization..............          1,516,755        1,590,804      1,724,781

Reclassification to asset held for
   sale....................................                  -       (2,165,895)      (142,880)

Write-off of damaged basis.................                  -          (41,919)             -
                                                   -----------      -----------   ------------

Balance at end of year.....................       $ 16,177,771     $ 14,661,016  $  15,278,026
                                                   ===========      ===========   ============


Assets held for sale:

Balance at beginning of year...............       $  2,731,674     $          -  $   8,153,520

Reclassification to asset held for
   sale....................................                  -        2,709,482              -

Improvements...............................             64,314           22,192          6,617

Depreciation and amortization..............                  -                -       (142,880)

Sale of real estate........................                  -                -     (8,017,257)
                                                   -----------      -----------   ------------

Balance at end of year.....................       $  2,795,988     $  2,731,674  $           -
                                                   ===========      ===========   ============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ----------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications,   and  dispositions  since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor.  Mr. McNeil has been a
                                        member  of the  International  Board  of
                                        Directors of the Salk  Institute,  which
                                        promotes  research  in  improvements  in
                                        health care.

Carole J. McNeil               54       Mrs.  McNeil     is  Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

 (C)  Change in control.

      None.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership accrued $390,476 of such asset management fees. Total accrued but unpaid asset management fees of $3,318,406 were outstanding at December 31, 1997.

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties and 6% of gross rental receipts for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $596,788 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. Accrued interest totaling $59,728 was added to advances from affiliates for the year ended December 31, 1997.

A first and second lien on Fort Meigs Plaza is secured by mortgage notes totaling $3,730,076 payable to an affiliate of the General Partner. For the year ended December 31, 1997, interest expense relating to these loans totaled $93,540.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

              10.15                Loan   Agreement dated July 14, 1995  between
                                   Fleet Real Estate  Capital,  Inc. and Bedford
                                   Green Fund XXI Limited Partnership. (3)

              Exhibit
              Number               Description
              -------              -----------

              10.16                Loan Agreement dated  July 14, 1995   between
                                   Fleet Real Estate Capital, Inc. and Woodcreek
                                   Fund XXI Limited Partnership. (3)

              11.                  Statement regarding computation of net income
                                   (loss) per limited partnership unit (see Item
                                   8 - Note 1 -  "Organization  and  Summary  of
                                   Significant Accounting Policies").


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


(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXI, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1998                    By:  /s/  Robert McNeil
--------------                         -----------------------------------------
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





March 31, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)