Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1998-05-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1998
                                     -------------------------------------------


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
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1998                1997
                                                                       --------------      ---------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     3,192,923      $    3,192,923
   Buildings and improvements...............................                30,089,877          30,048,514
                                                                        --------------       -------------
                                                                            33,282,800          33,241,437
   Less:  Accumulated depreciation and amortization.........               (16,565,029)        (16,177,771)
                                                                        --------------       -------------
                                                                            16,717,771          17,063,666

Asset held for sale.........................................                 2,795,988           2,795,988

Cash and cash equivalents...................................                 1,856,155           1,817,585
Cash segregated for security deposits.......................                   191,911             176,258
Accounts receivable.........................................                   229,888             229,435
Escrow deposits.............................................                   466,862             558,752
Deferred borrowing costs, net of accumulated amortiz-
   ation of $233,696 and $218,067 at March 31, 1998
   and December 31, 1997, respectively......................                   352,705             368,334
Prepaid expenses and other assets...........................                    59,585              53,944
                                                                        --------------       -------------
                                                                       $    22,670,865      $   23,063,962
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    18,472,746      $   18,534,503
Mortgage notes payable - affiliate..........................                 3,725,986           3,730,076
Accounts payable and accrued expenses.......................                   354,720             398,815
Accrued property taxes......................................                   317,773             447,269
Payable to affiliates.......................................                 5,036,561           4,862,973
Advances from affiliates....................................                   809,758             794,981
Security deposits and deferred rental revenue...............                   190,556             194,927
                                                                        --------------       -------------
                                                                            28,908,100          28,963,544
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 50,000 Units authorized; 46,948 and
     47,086  Units outstanding at March 31, 1998 and
     December 31, 1997,  respectively  (24,863 Current
     Income Units and 22,085  Growth/Shelter Units out-
     standing at March 31, 1998 and 24,906 Current Income
     Units and 22,180 Growth/Shelter Units outstanding
     at December 31,1997)...................................                (5,857,251)         (5,522,974)
   General Partner..........................................                  (379,984)           (376,608)
                                                                        --------------       -------------
                                                                            (6,237,235)         (5,899,582)
                                                                        --------------       -------------
                                                                       $    22,670,865      $   23,063,962
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                1998                1997
                                                                           --------------     --------------
Revenue:
   Rental revenue ............................................             $    1,654,081     $    1,607,301
   Interest ...................................................                    16,801             18,501
                                                                            -------------       ------------
     Total revenue.............................................                 1,670,882          1,625,802
                                                                            -------------       ------------

Expenses:
   Interest....................................................                   420,825            513,851
   Interest - affiliates.......................................                   125,780             29,547
   Depreciation and amortization...............................                   387,258            366,223
   Property taxes..............................................                   137,585            135,339
   Personnel costs.............................................                   202,934            209,193
   Utilities...................................................                   116,969            115,312
   Repairs and maintenance.....................................                   163,906            178,765
   Property management fees -affiliates........................                    86,281             83,527
   Other property operating expenses...........................                   103,910             94,650
   General and administrative..................................                    92,496             33,435
   General and administrative - affiliates.....................                   170,591            157,599
                                                                            -------------      -------------
     Total expenses............................................                 2,008,535          1,917,441
                                                                            -------------      -------------

Net loss.......................................................            $     (337,653)    $     (291,639)
                                                                            =============      =============

Net loss allocable to limited partners -
   Current Income Unit.........................................            $      (30,389)    $      (26,248)
Net loss allocable to limited partners -
   Growth/Shelter Unit.........................................                  (303,888)          (262,475)
Net loss allocable to General Partner..........................                    (3,376)            (2,916)
                                                                            -------------     --------------
Net loss.......................................................            $     (337,653)    $     (291,639)
                                                                            =============      =============

Net loss per limited partnership unit:
Current Income Units...........................................            $        (1.22)    $        (1.05)
                                                                            =============      =============

Growth/Shelter Units...........................................            $       (13.76)    $       (11.83)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1996..............       $     (361,822)         $   (4,059,156)       $   (4,420,978)

Net loss
   General Partner........................               (2,916)                      -                (2,916)
   Current Income Units...................                    -                 (26,248)              (26,248)
   Growth/Shelter Units...................                    -                (262,475)             (262,475)
                                                  -------------           -------------         -------------
Total net loss............................               (2,916)               (288,723)             (291,639)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (364,738)         $   (4,347,879)       $   (4,712,617)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (376,608)         $   (5,522,974)       $   (5,899,582)

Net loss
   General Partner........................               (3,376)                      -                (3,376)
   Current Income Units...................                    -                 (30,389)              (30,389)
   Growth/Shelter Units...................                    -                (303,888)             (303,888)
                                                  -------------           -------------         -------------
Total net loss............................               (3,376)               (334,277)             (337,653)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (379,984)         $   (5,857,251)       $   (6,237,235)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                        1998                     1997
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,631,609         $     1,586,353
   Cash paid to suppliers............................                     (787,618)               (676,100)
   Cash paid to affiliates...........................                      (83,284)                (83,764)
   Interest received.................................                       16,801                  18,501
   Interest paid.....................................                     (365,004)               (492,145)
   Interest paid to affiliates.......................                     (108,131)                (12,221)
   Property taxes paid...............................                     (153,371)               (164,733)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      151,002                 175,891
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (41,363)                (72,444)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (66,979)                (65,193)
   Principal payments on mortgage notes
     payable - affiliate.............................                       (4,090)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                      (71,069)                (65,193)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                       38,570                  38,254

Cash and cash equivalents at beginning of
   period............................................                    1,817,585               1,670,843
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,856,155         $      1,709,097
                                                                 =================          ===============




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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                       1998                     1997
                                                                ------------------       ------------------
Net loss.............................................           $        (337,653)       $        (291,639)
                                                                 ----------------         ----------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      387,258                 366,223
   Amortization of deferred borrowing costs..........                       15,629                  17,218
   Amortization of discounts on mortgage
     notes payable...................................                        5,222                   4,958
   Accrued interest on advances from affiliates......                       14,777                  14,410
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (15,653)                (11,412)
     Accounts receivable.............................                         (453)                (10,805)
     Escrow deposits.................................                       91,890                 (19,584)
     Prepaid expenses and other assets...............                       (5,641)                (23,074)
     Accounts payable and accrued expenses...........                      (44,095)                (15,908)
     Accrued property taxes..........................                     (129,496)                (20,918)
     Payable to affiliates...........................                      173,588                 157,362
     Security deposits and deferred rental
       revenue.......................................                       (4,371)                  9,060
                                                                   ----------------         --------------

       Total adjustments.............................                      488,655                 467,530
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        151,002         $       175,891
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXI, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 4.
-------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. Additionally, the Partnership is currently in default on the mortgage notes payable secured by Wise County Plaza and the lender intends to foreclose on the property. Foreclosure by the lender is not anticipated to have a significant effect of the Partnership since all excess cash flow of the property is payable to the lender as additional interest on the loans.

On April 20, 1998, the Partnership sold Fort Meigs Plaza to a non-affiliate for $3.8 million. There were no net cash proceeds arising from the sale as all cash proceeds were used to pay off the first and second lien mortgage notes secured by the property.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,240,780 and $1,171,406 were outstanding at March 31, 1998 and December 31, 1997, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,419,623 and $3,318,406 were outstanding at March 31, 1998 and December 31, 1997, respectively.

The Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at March 31, 1998 and December 31, 1997.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and are now payable to, the General Partner. These advances and accrued interest, which totaled $809,758 at March 31, 1998, were repaid in full in April 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1998                     1997
                                                                  ----------------         ---------------
Property management fees.............................             $         86,281         $        83,527
Charged to interest - affiliates:
   Interest on advances from affiliates..............                       14,777                  14,410
   Interest on mortgage note payable - affiliate.....                      111,003                  15,137
Charged to general and administrative -affiliates:
   Partnership administration........................                       69,374                  60,595
   Asset management fee..............................                      101,217                  97,004
                                                                   ---------------          --------------
                                                                  $        382,652         $       270,673
                                                                   ===============          ==============

Payable to affiliates at March 31, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

NOTE 6.
-------

The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997. The Partnership was unable to negotiate a modification and extension of the loans. The Partnership continued to make regularly scheduled debt service payments on the loans throughout the first quarter of 1998; however, the Partnership did not make any excess cash flow payments on the loans in 1998. All payments on the loans were ceased in April 1998 and the lender intends to foreclose on the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported a net loss for the first three months of 1998 of $337,653 as compared to a net loss $291,639 for the first three months of 1997. Revenues increased to $1,670,882 in 1998 from $1,625,802 in 1997. Expenses were $2,008,535 in 1998 as compared to $1,917,441 in 1997.

Net cash provided by operating activities was $151,002 for the first three months of 1998. The Partnership expended $41,363 for capital improvements and $71,069 for principal payments on its mortgage notes payable and mortgage notes payable - affiliate. Cash and cash equivalents increased by $38,570 for the first three months of 1998, leaving a balance of $1,856,155 at March 31, 1998.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first three months of 1998, at March 31, 1998 the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,036,561. Affiliate advances of $809,758 at March 31, 1998 were repaid in full in April 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $45,080 for the three months ended March 31, 1998 as compared to the same period in 1997, mainly due to an increase in rental revenue, as discussed below.

Rental revenue for the first three months of 1998 increased by $46,780 as compared to the same period in 1997. Rental revenue increased by approximately $19,000 at Governour's Square Apartments due to an increase in rental rates. Rental revenue at Evergreen Square Apartments increased by approximately $13,000 due to an increase in occupancy from 83% at March 31, 1997 to 96% at March 31, 1998.

Expenses:

Total expenses increased by $91,094 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was mainly due to increases in interest - affiliates and general and administrative expenses, partially offset by a decrease in interest expense, as discussed below.

Interest expense for the first three months of 1998 decreased by $93,026 as compared to the first three months of 1997. The decrease was mainly due to the first lien loan on Fort Meigs Plaza being purchased by an affiliate in December 1997. Interest on this loan was recorded as interest expense for the first eleven months of 1997; it was recorded as interest - affiliates in 1998.

Interest - affiliates increased by $96,233 for the first quarter of 1998 as compared to the first quarter of the prior year. The increase was due to interest on the first lien loan secured by Fort Meigs Plaza being payable to an affiliate in 1998, as discussed above.

General and administrative expenses for the three months ended March 31, 1998 increased by $59,061 as compared to the same period in 1997. The increase was primarily due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998, the Partnership held cash and cash equivalents of $1,856,155.

Cash of $151,002 was provided by operating activities during the first three months of 1998 as compared to $175,891 provided during the same period in 1997. The decrease in cash provided by operations in the first three months of 1998 was mainly the result of an increase in cash paid to suppliers due to the timing of the payment of invoices as well as an increase in general and administrative expenses in 1998. This increase was partially offset by an increase in cash received from tenants in 1998 (see discussion of increase in rental revenue, above). There was a decrease in interest paid and an increase in interest paid to affiliates in 1998 due to the first lien loan on Fort Meigs Plaza being held by an affiliate in 1998, as previously discussed. The overall net decrease in interest paid was the result of the Partnership ceasing excess cash flow payments on the Wise County Plaza loans in 1998, which is recorded as additional interest on the loans.

Cash used for additions to real estate investments totaled $41,363 for the first three months of 1998 as compared to $72,444 for the same period in 1997. A greater amount was spent in 1997 for replacing appliances at Evergreen Square and Woodcreek Apartments and for tenant improvements at Fort Meigs Plaza Shopping Center.

Short-term liquidity

For the remainder of 1998, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the lender plans to foreclose on the property. Fort Meigs Plaza was sold to a non-affiliate for $3.8 million in April 1998. There were no net cash proceeds arising from the sale as all cash proceeds were used to pay off the first and second lien mortgage notes secured by the property.

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

The Partnership has reported net losses for the three months ended March 31, 1998 and 1997. In addition, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 26, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 24,863 and 24,906 Current Income Units outstanding in 1998 and 1997, respectively, and 22,085 and 22,180 Growth/Shelter Units outstanding in 1998 and 1997, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1998.


(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated April 20, 1998 was filed on April 29, 1998 regarding the sale of Fort Meigs Plaza Shopping Center.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                           -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)