Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1998-08-14
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended       June 30, 1998
                                    --------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            June 30,           December 31,
                                                                              1998                 1997
                                                                          ------------         ------------
ASSETS
------

Real estate investments:
   Land ..........................................................        $  1,842,544         $  3,192,923
   Buildings and improvements ....................................          22,155,980           30,048,514
                                                                          ------------         ------------
                                                                            23,998,524           33,241,437
   Less:  Accumulated depreciation and amortization ..............         (11,993,081)         (16,177,771)
                                                                          ------------         ------------
                                                                            12,005,443           17,063,666

Asset held for sale ..............................................                   -            2,795,988

Cash and cash equivalents ........................................           1,331,693            1,817,585
Cash segregated for security deposits ............................             209,265              176,258
Accounts receivable ..............................................              22,167              229,435
Escrow deposits ..................................................             403,121              558,752
Deferred borrowing costs, net of accumulated amortiz-
   ation of $223,853 and $218,067 at June 30, 1998
   and December 31, 1997, respectively ...........................             337,075              368,334
Prepaid expenses and other assets ................................              28,222               53,944
                                                                          ------------         ------------
                                                                          $ 14,336,986         $ 23,063,962
                                                                          ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ......................................        $ 12,468,828         $ 18,534,503
Mortgage notes payable - affiliate ...............................                   -            3,730,076
Accounts payable and accrued expenses ............................             118,132              398,815
Accrued property taxes ...........................................             307,008              447,269
Payable to affiliates ............................................           5,189,575            4,862,973
Advances from affiliates .........................................                   -              794,981
Security deposits and deferred rental revenue ....................             176,686              194,927
                                                                          ------------         ------------
                                                                            18,260,229           28,963,544
                                                                          ------------         ------------
Partners' deficit:
   Limited  partners - 50,000 Units authorized; 46,948
     and  47,086  Units outstanding  at June 30, 1998
     and December 31, 1997,  respectively  (24,863 Current
     Income Units and 22,085  Growth/Shelter  Units out-
     standing at June 30, 1998 and 24,906 Current Income
     Units and 22,180 Growth/Shelter Units outstanding
     at December 31,1997) ........................................          (3,566,398)          (5,522,974)
   General Partner ...............................................            (356,845)            (376,608)
                                                                          ------------         ------------
                                                                            (3,923,243)          (5,899,582)
                                                                          ------------         ------------
                                                                          $ 14,336,986         $ 23,063,962
                                                                          ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                 ------------------------------         ------------------------------
                                                     1998               1997               1998                1997
                                                 -----------        -----------         -----------        -----------
Revenue:
   Rental revenue .......................        $ 1,448,230        $ 1,614,511         $ 3,102,311        $ 3,221,812
   Interest .............................             16,111             19,740              32,912             38,241
   Gain on involuntary
     conversion .........................                  -             26,809                   -             26,809
   Gain on sale of real estate ..........            863,350                  -             863,350                  -
                                                 -----------        -----------         -----------        -----------
     Total revenue ......................          2,327,691          1,661,060           3,998,573          3,286,862
                                                 -----------        -----------         -----------        -----------

Expenses:
   Interest .............................            390,131            505,794             810,956          1,019,645
   Interest - affiliates ................             11,591             30,411             137,371             59,958
   Depreciation and amortization.........            351,818            387,101             739,076            753,324
   Property taxes .......................            114,713            135,339             252,298            270,678
   Personnel costs ......................            182,712            172,259             385,646            381,452
   Utilities ............................            105,957             96,252             222,926            211,564
   Repairs and maintenance ..............            199,206            211,357             363,112            390,122
   Property management
     fees - affiliates ..................             78,742             82,757             165,023            166,284
   Other property operating
     expenses ...........................             81,899            104,006             185,809            198,656
   General and administrative ...........            151,539             28,871             244,035             62,306
   General and administrative -
     affiliates .........................            161,543            163,349             332,134            320,948
                                                 -----------        -----------         -----------        -----------
     Total expenses .....................          1,829,851          1,917,496           3,838,386          3,834,937
                                                 -----------        -----------         -----------        -----------

Income (loss) before
   extraordinary items ..................            497,840           (256,436)            160,187           (548,075)
Extraordinary items .....................          1,816,152                  -           1,816,152                  -
                                                 -----------        -----------         -----------        -----------
Net income (loss) .......................        $ 2,313,992        $  (256,436)        $ 1,976,339        $  (548,075)
                                                 ===========        ===========         ===========        ===========

Net income (loss) allocable to:
   Current Income Unit ..................        $   208,260        $   (23,079)        $   177,871        $   (49,327)
   Growth/Shelter Unit ..................          2,082,593           (230,793)          1,778,705           (493,267)
   General Partner ......................             23,139             (2,564)             19,763             (5,481)
                                                 -----------        -----------         -----------        -----------
Net income (loss) .......................        $ 2,313,992        $  (256,436)        $ 1,976,339        $  (548,075)
                                                 ===========        ===========         ===========        ===========

Net income (loss) per limited
 partnership unit:
Current Income Unit Holders:
   Income (loss) before
     extraordinary items ................        $      1.80        $      (.93)        $       .58        $     (1.98)
   Extraordinary items ..................               6.57                  -                6.57                  -
                                                 -----------        -----------         -----------        -----------
   Net income (loss) ....................        $      8.37        $      (.93)        $      7.15        $     (1.98)
                                                 ===========        ===========         ===========        ===========

Growth/Shelter Unit Holders:
   Income (loss) before
     extraordinary items ................        $     20.29        $    (10.41)        $      6.53        $    (22.24)
   Extraordinary items ..................              74.01                  -               74.01                  -
                                                 -----------        -----------         -----------        -----------
   Net income (loss) ....................        $     94.30        $    (10.41)        $     80.54        $    (22.24)
                                                 ===========        ===========         ===========        ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                         Total
                                                 General             Limited            Partners'
                                                 Partner             Partners            Deficit
                                              ------------        ------------        ------------
Balance at December 31, 1996 .........        $  (361,822)        $(4,059,156)        $(4,420,978)

Net loss
   General Partner ...................             (5,481)                  -              (5,481)
   Current Income Units ..............                  -             (49,327)            (49,327)
   Growth/Shelter Units ..............                  -            (493,267)           (493,267)
                                              -----------         -----------         -----------
Total net loss .......................             (5,481)           (542,594)           (548,075)
                                              -----------         -----------         -----------

Balance at June 30, 1997 .............        $  (367,303)        $(4,601,750)        $(4,969,053)
                                              ===========         ===========         ===========


Balance at December 31, 1997..........        $  (376,608)        $(5,522,974)        $(5,899,582)

Net income
   General Partner ...................             19,763                   -              19,763
   Current Income Units ..............                  -             177,871             177,871
   Growth/Shelter Units ..............                  -           1,778,705           1,778,705
                                              -----------         -----------         -----------
Total net income .....................             19,763           1,956,576           1,976,339
                                              -----------         -----------         -----------

Balance at June 30, 1998 .............        $  (356,845)        $(3,566,398)        $(3,923,243)
                                              ===========         ===========         ===========





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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                          1998                1997
                                                                      ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ................................        $ 3,163,151         $ 3,223,375
   Cash paid to suppliers ....................................         (1,181,977)         (1,302,991)
   Cash paid to affiliates ...................................           (170,555)           (164,657)
   Interest received .........................................             32,912              38,241
   Interest paid .............................................           (849,274)           (976,353)
   Interest paid to affiliates ...............................           (225,341)            (24,443)
   Property taxes paid .......................................           (317,182)           (293,553)
                                                                      -----------         -----------
Net cash provided by operating activities ....................            451,734             499,619
                                                                      -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ......................           (164,987)           (381,245)
   Proceeds from disposition of real estate ..................          3,698,365                   -
                                                                      -----------         -----------
Net cash provided by (used in) investing activities...........          3,533,378            (381,245)
                                                                      -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .................................................           (118,700)           (131,807)
   Principal payments on mortgage notes
     payable - affiliate .....................................             (5,482)                  -
   Retirement of mortgage notes payable -
     affiliate ...............................................         (3,534,157)                  -
   Repayment of advances from affiliates .....................           (812,665)                  -
                                                                      -----------         -----------
Net cash used in financing activities ........................         (4,471,004)           (131,807)
                                                                      -----------         -----------

Net decrease in cash and cash equivalents ....................           (485,892)            (13,433)

Cash and cash equivalents at beginning of
   period ....................................................          1,817,585           1,670,843
                                                                      -----------         -----------

Cash and cash equivalents at end of period ...................        $ 1,331,693         $ 1,657,410
                                                                      ===========         ===========



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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                          Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                     1998                 1997
                                                                  -----------         ------------
Net income (loss) ........................................        $ 1,976,339         $  (548,075)
                                                                  -----------         -----------

Adjustments to  reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .........................            739,076             753,324
   Amortization of deferred borrowing costs ..............             31,259              34,330
   Amortization of discounts on mortgage
     notes payable .......................................             10,444               9,914
   Accrued interest on advances from affiliates ..........             17,684              29,516
   Gain on involuntary conversion ........................                  -             (26,809)
   Gain on sale of real estate ...........................           (863,350)                  -
   Extraordinary items ...................................         (1,816,152)                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits ...............            (33,007)            (12,933)
     Accounts receivable .................................            116,379              14,916
     Escrow deposits .....................................            137,569            (140,183)
     Prepaid expenses and other assets ...................              4,819               2,618
     Accounts payable and accrued expenses ...............            (58,511)            (19,117)
     Accrued property taxes ..............................           (119,926)             68,728
     Payable to affiliates ...............................            326,602             322,575
     Security deposits and deferred rental
       revenue ...........................................            (17,491)             10,815
                                                                  -----------         -----------

       Total adjustments .................................         (1,524,604)          1,047,694
                                                                  -----------         -----------

Net cash provided by operating activities ................        $   451,734         $   499,619
                                                                  ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

NOTE 3.
-------

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 4.
-------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs.

On April 20, 1998, the Partnership sold Fort Meigs Plaza to a non-affiliate for $3.8 million. All cash proceeds, after payment of selling costs and prorations, were used to pay off the first and second lien mortgage notes secured by the property.

The Partnership defaulted on the mortgage notes payable secured by Wise County Plaza and the lender foreclosed on the property on May 29, 1998. Foreclosure by the lender has not had a significant effect on the Partnership since all excess cash flow of the property was payable to the lender as additional interest on the loans.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,320,235 and $1,171,406 were outstanding at June 30, 1998 and December 31, 1997, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,501,711 and $3,318,406 were outstanding at June 30, 1998 and December 31, 1997, respectively.

The Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at June 30, 1998 and December 31, 1997. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive a disposition fee, which would have totaled $114,000.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were payable to, the General Partner. These advances and accrued interest, in the amount of $812,665, were repaid in full in April 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Property management fees ..............................     $165,023   $166,284
Charged to interest - affiliates:
   Interest on advances from affiliates ...............       17,684     29,516
   Interest on mortgage notes payable - affiliate .....      119,687     30,442
Charged to general and administrative - affiliates:
   Partnership administration .........................      148,829    126,398
   Asset management fee ...............................      183,305    194,550
                                                             -------    -------
                                                            $634,528   $547,190
                                                             =======    =======

Payable to affiliates at June 30, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

The mortgage notes payable - affiliate secured by Fort Meigs Plaza were repaid in full when the property was sold in April 1998. See Note 6.

NOTE  6.
-------

On April 20, 1998, the Partnership sold Fort Meigs Plaza Shopping Center, located in Perrysburg, Ohio, to an unaffiliated purchaser for a cash purchase price of $3,800,000. Cash proceeds from the sale, after payment of prorated rents and property taxes, were used to repay the mortgage notes payable to McNeil Real Estate Fund XX, L.P. ("Fund XX"), an affiliate. Cash proceeds, as well as the gain on sale, are detailed below.

                                                                      Gain             Cash
                                                                     on Sale         Proceeds
                                                                  ------------     -------------
Sales price..........................................             $  3,800,000     $  3,800,000

Selling costs .......................................                 (101,635)        (101,635)
Straight-line rents receivable written off...........                  (28,979)
Prepaid leasing commissions written off..............                  (10,048)
Carrying value.......................................               (2,795,988)
                                                                   -----------

Gain on sale of real estate..........................             $    863,350
                                                                   ===========      ------------

Proceeds from sale...................................                                  3,698,365

Prorated rents and property taxes paid at
   closing...........................................                                    (83,012)

Retirement of mortgage notes payable to
   Fund XX and related accrued interest..............                                 (3,615,353)
                                                                                    ------------

Net cash proceeds....................................                              $           -
                                                                                    ============

The Partnership recognized a $190,437 extraordinary gain on retirement of the mortgage notes payable to Fund XX, as follows:

First lien mortgage note payable - affiliate.........           $  2,990,694
Second lien mortgage note payable - affiliate........                733,900
Accrued interest payable.............................                 81,196
                                                                 -----------
   Total principal and interest payable to Fund XX...              3,805,790

Cash paid for repayment in full of principal and
   interest payable to Fund XX.......................             (3,615,353)
                                                                 -----------

Extraordinary gain on retirement of mortgage
   notes payable - affiliate.........................           $    190,437
                                                                 ===========

Under the terms of its partnership agreement, the Partnership normally pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive such fee, which would have totaled $114,000.

NOTE 7.
-------

The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the Partnership was unable to negotiate a modification and extension of the loans. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortgage indebtedness secured by the property. In connection with this transaction, the Partnership recognized a gain on retirement of mortgage note payable as follows:


Estimated fair value of real estate..................           $ 4,535,814

Accounts receivable written off......................               (61,910)
Prepaid expenses written off.........................               (10,855)
Accrued property taxes written off...................                20,335
Deferred rental revenue written off..................                   750
Carrying value.......................................            (4,484,134)
                                                                 ----------

   Gain on disposition...............................           $         -
                                                                 ==========

Amount of mortgage note payable settled..............           $ 5,957,419
Amount of accrued interest payable settled...........               222,172
Escrow deposits applied..............................               (18,062)
Estimated fair value of real estate..................            (4,535,814)
                                                                 ----------

Extraordinary gain on retirement of mortgage
   note payable......................................           $ 1,625,715
                                                                 ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

Fort Meigs Plaza Shopping Center was sold on April 20, 1998. Wise County Plaza Shopping Center was foreclosed on by the lender on May 29, 1998. There has been no significant change in the operations of the remainder of the Partnership's properties since December 31, 1997. The Partnership reported net income for the first six months of 1998 of $1,976,339 as compared to a net loss of $548,075 for the first six months of 1997. Revenues increased to $3,998,573 in 1998 from $3,286,862 in 1997. Expenses were $3,838,386 in 1998 as compared to $3,834,937 in 1997. The Partnership recognized $1,816,152 in extraordinary gains on extinguishment of mortgage notes payable and mortgage notes payable - affiliate in the first six months of 1998.

Net cash provided by operating activities was $451,734 for the first six months of 1998. The Partnership expended $164,987 for capital improvements and $124,182 for regularly scheduled principal payments on its mortgage notes payable and mortgage notes payable - affiliate. The Partnership repaid $812,665 of advances from affiliates, including accrued interest. The Partnership received $3,698,365 in proceeds from the sale of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal of its mortgage notes payable - affiliate secured by the property. Cash and cash equivalents decreased by $485,892 for the first six months of 1998, leaving a balance of $1,331,693 at June 30, 1998.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first six months of 1998, at June 30, 1998 the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,189,575. Affiliate advances were repaid in full in April 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $666,631 for the three months and by $711,711 for the six months ended June 30, 1998 as compared to the same periods in 1997, mainly due to a gain on sale of real estate, as discussed below.

Rental revenue for the three and six months ended June 30, 1998 decreased by $166,281 and $119,501, respectively, as compared to the same periods in 1997. Approximately $236,000 of the decrease was attributable to the disposition of Fort Meigs Plaza and Wise County Plaza in the second quarter of 1998. This decrease was partially offset by increases of approximately $51,000 and $34,000 at Evergreen Square and Governour's Square apartments, respectively. Rental revenue at Evergreen Square increased due to an increase in occupancy from 82% at June 30, 1997 to 91% at June 30, 1998. Rental revenue increased at Governour's Square Apartments due to an increase in rental rates.

Interest income decreased by $3,629 and $5,329 for the three and six months ended June 30, 1998, respectively, in relation to the comparable periods in 1997, mainly due to a decline in the amount of cash available for short-term investment in the second quarter of 1998. The Partnership held cash and cash equivalents of approximately $1.3 million at June 30, 1998 as compared to approximately $1.7 million at June 30, 1997. The decrease was mainly due to the repayment of $812,665 of advances from affiliates in April 1998.

The Partnership recognized a gain on involuntary conversion of $26,809 in the second quarter of 1997 related to hurricane damage suffered at Governour's Square Apartments in 1996. The gain, which represented the insurance proceeds received in excess of the basis of the property damaged, was recognized as reimbursement proceeds were received from the insurance carrier. No such gain was recognized in the first six months of 1998.

In the second quarter of 1998, the Partnership recognized a $863,350 gain on the sale of Fort Meigs Plaza Shopping Center. No such gain was recognized in the first half of 1997.

In the second quarter of 1998, the Partnership recognized $1,816,152 in extraordinary gains. The Partnership recognized a $190,437 gain on the extinguishment of the Fort Meigs Plaza mortgage notes payable - affiliate as a result of the sale of the property. The Partnership also recognized a $1,625,715 gain on extinguishment of the Wise County Plaza mortgage notes payable as a result of the foreclosure of the property by the lender.

Expenses:

Total expenses decreased by $87,645 for the three months and increased by $3,449 for the six months ended June 30, 1998 as compared to the same periods in 1997. There was a decrease in interest expense in the first and second quarters of 1998, partially offset by an increase in general and administrative expenses, mainly in the first quarter of 1998, as discussed below.

Interest expense for the three and six months ended June 30, 1998 decreased by $115,663 and $208,689, respectively, as compared to the same periods in 1997. The decrease was mainly due to the first lien loan on Fort Meigs Plaza being purchased by an affiliate in December 1997. Interest on this loan was recorded as interest expense for the first eleven months of 1997; it was recorded as interest - affiliates in 1998. Also, there was a decrease in interest expense relating to the Wise County Plaza loans due to the foreclosure of the property by the lender in May 1998.

Interest - affiliates decreased by $18,820 and increased by $77,413 for the quarter and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The overall increase was due to interest on the first lien loan secured by Fort Meigs Plaza being payable to an affiliate in 1998, as discussed above. This increase was partially offset by a decrease in affiliate interest due to the April 1, 1998 payoff of the first and second lien loans secured by Fort Meigs Plaza.

General and administrative expenses for the three and six months ended June 30, 1998 increased by $122,668 and $181,729, respectively, as compared to the same periods in 1997. The increase was primarily due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Partnership held cash and cash equivalents of $1,331,693.

Cash of $451,734 was provided by operating activities during the first six months of 1998 as compared to $499,619 provided during the same period in 1997. There was a decrease in interest paid and an increase in interest paid to affiliates in 1998 due to the first lien loan on Fort Meigs Plaza being held by an affiliate in 1998, as previously discussed. The overall net decrease in interest paid was primarily the result of the sale of Fort Meigs Plaza in April 1998 and the foreclosure of Wise County Plaza in May 1998. In addition, the Partnership ceased making excess cash flow payments on the Wise County Plaza loans in 1998, which was recorded as additional interest on the loans.

Cash used for additions to real estate investments totaled $164,987 for the first six months of 1998 as compared to $381,245 for the same period in 1997. A greater amount was spent in 1997 for exterior upgrades at Bedford Green, Evergreen Square and Governour's Square apartments. In addition, landscaping work was performed at Governour's Square and the pool at Woodcreek Apartments was replastered in 1997.

The Partnership repaid $812,665 of advances from affiliates, including accrued interest. The Partnership received $3,698,365 in proceeds from the sale of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal of its mortgage notes payable - affiliate secured by the property.

Short-term liquidity

For the remainder of 1998, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements. Fort Meigs Plaza was sold to a non-affiliate for $3.8 million in April 1998. There were no net cash proceeds arising from the sale as all cash proceeds, after payment of selling costs and prorations, were used to pay off the first and second lien mortgage notes secured by the property. Wise County Plaza was foreclosed on by the lender in May 1998.

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

Long-term liquidity

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future.

Excluding the gain on sale of real estate and extraordinary gains on extinguishment of mortgage notes payable and mortgage notes payable - affiliate, the Partnership reported a net loss from operations for the six months ended June 30, 1998. In addition, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1998.


(b) Reports on Form 8-K. A Form 8-K with respect to Item 2 dated April 20, 1998 was filed on April 29, 1998 regarding the sale of Fort Meigs Plaza Shopping Center. A Form 8-K with respect to Item 2 dated May 29, 1998 was filed on June 5, 1998 regarding the foreclosure of Wise County Plaza Shopping Center.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXI, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)