Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1998-11-16
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended    September 30, 1998
                                    --------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,          December 31,
                                                                             1998                   1997
                                                                         -------------         -------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  1,842,544         $  3,192,923
   Buildings and improvements ...................................          22,275,088           30,048,514
                                                                         ------------         ------------
                                                                           24,117,632           33,241,437
   Less:  Accumulated depreciation and amortization .............         (12,302,036)         (16,177,771)
                                                                         ------------         ------------
                                                                           11,815,596           17,063,666

Asset held for sale .............................................                  --            2,795,988

Cash and cash equivalents .......................................           1,348,027            1,817,585
Cash segregated for security deposits ...........................             200,690              176,258
Accounts receivable .............................................              52,796              229,435
Escrow deposits .................................................             474,094              558,752
Deferred borrowing costs, net of accumulated amortiz-
   ation of $239,483 and $218,067 at September 30, 1998
   and December 31, 1997, respectively ..........................             321,446              368,334
Prepaid expenses and other assets ...............................              28,222               53,944
                                                                         ------------         ------------
                                                                         $ 14,240,871         $ 23,063,962
                                                                         ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .....................................        $ 12,421,259         $ 18,534,503
Mortgage notes payable - affiliate ..............................                  --            3,730,076
Accounts payable and accrued expenses ...........................             146,634              398,815
Accrued property taxes ..........................................             367,241              447,269
Payable to affiliates ...........................................           5,340,323            4,862,973
Advances from affiliates ........................................                  --              794,981
Security deposits and deferred rental revenue ...................             178,128              194,927
                                                                         ------------         ------------
                                                                           18,453,585           28,963,544
                                                                         ------------         ------------
Partners' deficit:
 Limited partners - 50,000 Units authorized; 46,948 and
   47,086 Units outstanding at September 30, 1998 and
   December 31,  1997, respectively  (24,863 Current
   Income Units and 22,085 Growth/Shelter Units out-
   standing at September 30, 1998 and 24,906 Current
   Income  Units and 22,180 Growth/Shelter Units
   outstanding at December 31,1997) .............................          (3,852,975)          (5,522,974)
   General Partner ..............................................            (359,739)            (376,608)
                                                                         ------------         ------------
                                                                           (4,212,714)          (5,899,582)
                                                                         ------------         ------------
                                                                         $ 14,240,871         $ 23,063,962
                                                                         ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                              -------------------------------         -------------------------------
                                                  1998                1997                1998                1997
                                              -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ....................        $ 1,292,514         $ 1,633,807         $ 4,394,825         $ 4,855,619
   Interest ..........................             14,508              23,272              47,420              61,513
   Gain on involuntary
     conversion ......................                 --              39,846                  --              66,655
   Gain on sale of real estate .......                 --                  --             863,350                  --
                                              -----------         -----------         -----------         -----------
     Total revenue ...................          1,307,022           1,696,925           5,305,595           4,983,787
                                              -----------         -----------         -----------         -----------

Expenses:
   Interest ..........................            281,497             483,810           1,092,453           1,503,455
   Interest - affiliates .............                 --              30,579             137,371              90,537
   Depreciation and
     amortization ....................            309,064             372,320           1,048,140           1,125,644
   Property taxes ....................            105,126             135,339             357,424             406,017
   Personnel costs ...................            195,270             214,682             580,916             596,134
   Utilities .........................            103,234             123,216             326,160             334,780
   Repairs and maintenance ...........            197,069             191,082             560,181             581,204
   Property management
     fees - affiliates ...............             63,456              85,888             228,479             252,172
   Other property operating
     expenses ........................             91,108             112,146             276,917             310,802
   General and administrative ........             99,634              28,995             343,669              91,301
   General and administrative -
     affiliates ......................            151,035             165,682             483,169             486,630
                                              -----------         -----------         -----------         -----------
     Total expenses ..................          1,596,493           1,943,739           5,434,879           5,778,676
                                              -----------         -----------         -----------         -----------

Loss before extraordinary items ......           (289,471)           (246,814)           (129,284)           (794,889)
Extraordinary items ..................                 --                  --           1,816,152                  --
                                              -----------         -----------         -----------         -----------
Net income (loss) ....................        $  (289,471)        $  (246,814)        $ 1,686,868         $  (794,889)
                                              ===========         ===========         ===========         ===========

Net income (loss) allocable to:
   Current Income Unit ...............        $   (26,053)        $   (22,213)        $   151,818         $   (71,540)
   Growth/Shelter Unit ...............           (260,524)           (222,133)          1,518,181            (715,400)
   General Partner ...................             (2,894)             (2,468)             16,869              (7,949)
                                              -----------         -----------         -----------         -----------
Net income (loss) ....................        $  (289,471)        $  (246,814)        $ 1,686,868         $  (794,889)
                                              ===========         ===========         ===========         ===========

Net income (loss) per limited
   partnership unit:
   Current Income Unit Holders:
     Loss before extra-
       ordinary items ................              (1.04)               (.89)               (.46)              (2.87)
     Extraordinary items .............                 --                  --                6.57                  --
                                              -----------         -----------         -----------         -----------
     Net income (loss) ...............        $     (1.04)        $      (.89)        $      6.11         $     (2.87)
                                              ===========         ===========         ===========         ===========

   Growth/Shelter Unit Holders:
     Loss before extra-
       ordinary items ................             (11.80)             (10.02)              (5.27)             (32.25)
     Extraordinary items .............                 --                  --               74.01                  --
                                              -----------         -----------         -----------         -----------
     Net income (loss) ...............        $    (11.80)        $    (10.02)        $     68.74         $    (32.25)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                        Total
                                              General              Limited            Partners'
                                              Partner             Partners             Deficit
                                            ------------        ------------        ------------
Balance at December 31, 1996........        $  (361,822)        $(4,059,156)        $(4,420,978)

Net loss
   General Partner .................             (7,949)                 --              (7,949)
   Current Income Units ............                 --             (71,540)            (71,540)
   Growth/Shelter Units ............                 --            (715,400)           (715,400)
                                            -----------         -----------         -----------
Total net loss .....................             (7,949)           (786,940)           (794,889)
                                            -----------         -----------         -----------

Balance at September 30, 1997 ......        $  (369,771)        $(4,846,096)        $(5,215,867)
                                            ===========         ===========         ===========


Balance at December 31, 1997 .......        $  (376,608)        $(5,522,974)        $(5,899,582)

Net income
   General Partner .................             16,869                  --              16,869
   Current Income Units ............                 --             151,818             151,818
   Growth/Shelter Units ............                 --           1,518,181           1,518,181
                                            -----------         -----------         -----------
Total net income ...................             16,869           1,669,999           1,686,868
                                            -----------         -----------         -----------

Balance at September 30, 1998 ......        $  (359,739)        $(3,852,975)        $(4,212,714)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                               September 30,
                                                                     --------------------------------
                                                                         1998               1997
                                                                     ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ...............................        $ 4,427,771         $ 4,807,668
   Cash paid to suppliers ...................................         (1,845,421)         (1,938,994)
   Cash paid to affiliates ..................................           (234,298)           (248,889)
   Interest received ........................................             47,420              61,513
   Interest paid ............................................         (1,110,302)         (1,440,267)
   Interest paid to affiliates ..............................           (407,432)            (36,665)
   Property taxes paid ......................................           (419,753)           (420,636)
                                                                     -----------         -----------
Net cash provided by operating activities ...................            457,985             783,730
                                                                     -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments .....................           (284,204)           (635,147)
   Net proceeds received from insurance
     company ................................................                 --             100,241
   Proceeds from disposition of real estate .................          3,698,365                  --
                                                                     -----------         -----------
Net cash provided by (used in) investing activities..........          3,414,161            (534,906)
                                                                     -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ................................................           (171,491)           (199,874)
   Principal payments on mortgage notes
     payable - affiliate ....................................             (5,482)                 --
   Retirement of mortgage notes payable -
     affiliate ..............................................         (3,534,157)                 --
   Repayment of advances from affiliates ....................           (630,574)                 --
                                                                     -----------         -----------
Net cash used in financing activities .......................         (4,341,704)           (199,874)
                                                                     -----------         -----------

Net increase (decrease) in cash and
   cash equivalents .........................................           (469,558)             48,950

Cash and cash equivalents at beginning of
   period ...................................................          1,817,585           1,670,843
                                                                     -----------         -----------

Cash and cash equivalents at end of period ..................        $ 1,348,027         $ 1,719,793
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                        Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                    1998                1997
                                                                 -----------         ------------
Net income (loss) .......................................        $ 1,686,868         $  (794,889)
                                                                 -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ........................          1,048,140           1,125,644
   Amortization of deferred borrowing costs .............             46,888              49,759
   Amortization of discounts on mortgage
     notes payable ......................................             15,666              14,872
   Accrued interest on advances from affiliates .........           (164,407)             44,622
   Gain on involuntary conversion .......................                 --             (66,655)
   Gain on sale of real estate ..........................           (863,350)                 --
   Extraordinary items ..................................         (1,816,152)                 --
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............            (24,432)            (30,836)
     Accounts receivable ................................             85,750             (20,800)
     Escrow deposits ....................................             66,596             (91,158)
     Prepaid expenses and other assets ..................              4,819                 (77)
     Accounts payable and accrued expenses ..............            (30,009)              6,255
     Accrued property taxes .............................            (59,693)             42,062
     Payable to affiliates ..............................            477,350             489,913
     Security deposits and deferred rental
       revenue ..........................................            (16,049)             15,018
                                                                 -----------         -----------

       Total adjustments ................................         (1,228,883)          1,578,619
                                                                 -----------         -----------

Net cash provided by operating activities ...............        $   457,985         $   783,730
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

On April 20, 1998, the Partnership sold Fort Meigs Plaza to a non-affiliate for $3.8 million. All cash proceeds, after payment of selling costs and prorations, were used to pay off the first and second lien mortgage notes secured by the property (see Note 5).

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,381,779 and $1,171,406 were outstanding at September 30, 1998 and December 31, 1997, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $3,591,202 and $3,318,406 were outstanding at September 30, 1998 and December 31, 1997, respectively.

The Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at September 30, 1998 and December 31, 1997. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive a disposition fee, which would have totaled $114,000.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were payable to, the General Partner. These advances totaling $630,574, and accrued interest of $182,091, were repaid in full in April 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                   Nine Months Ended
                                                                      September 30,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------

Property management fees ..............................        $228,479        $252,172
Charged to interest - affiliates:
   Interest on advances from affiliates ...............          17,684          44,622
   Interest on mortgage notes payable - affiliate .....         119,687          45,915
Charged to general and administrative -affiliates:
   Partnership administration .........................         210,373         189,549
   Asset management fee ...............................         272,796         297,081
                                                               --------        --------
                                                               $849,019        $829,339
                                                               ========        ========

Payable to affiliates at September 30, 1998 and December 31, 1997 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

The mortgage notes payable - affiliate secured by Fort Meigs Plaza were repaid in full when the property was sold in April 1998. See Note 5.

NOTE  5.
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

                                                           Gain                  Cash
                                                          on Sale              Proceeds
                                                         ------------        ------------
Sales price .....................................        $ 3,800,000         $ 3,800,000

Selling costs ...................................           (101,635)           (101,635)
Straight-line rents receivable written off ......            (28,979)
Prepaid leasing commissions written off .........            (10,048)
Carrying value ..................................         (2,795,988)
                                                         -----------         -----------

Gain on sale of real estate .....................        $   863,350
                                                         ===========

Proceeds from sale ..............................                              3,698,365

Prorated rents and property taxes paid at
   closing ......................................                                (83,012)

Retirement of mortgage notes payable to
   Fund XX and related accrued interest .........                             (3,615,353)
                                                                             -----------

Net cash proceeds ...............................                            $        --
                                                                             ===========

The Partnership recognized a $190,437 extraordinary gain on retirement of the mortgage notes payable to Fund XX, as follows:

First lien mortgage note payable - affiliate.........    $ 2,990,694
Second lien mortgage note payable - affiliate........        733,900
Accrued interest payable.............................         81,196
                                                         -----------
   Total principal and interest payable to Fund XX...      3,805,790

Cash paid for repayment in full of principal and
   interest payable to Fund XX.......................     (3,615,353)
                                                         -----------

Extraordinary gain on retirement of mortgage
   notes payable - affiliate.........................    $   190,437
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

NOTE 6.
-------

The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the Partnership was unable to negotiate a modification and extension of the loans. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortgage indebtedness secured by the property. In connection with this transaction, the Partnership recognized an extraordinary gain on retirement of mortgage note payable as follows:


Estimated fair value of real estate..................    $  4,535,814

Accounts receivable written off......................         (61,910)
Prepaid expenses written off.........................         (10,855)
Accrued property taxes written off...................          20,335
Deferred rental revenue written off..................             750
Carrying value.......................................      (4,484,134)
                                                          -----------

   Gain on disposition...............................     $        --
                                                          ===========


Amount of mortgage note payable settled..............     $ 5,957,419
Amount of accrued interest payable settled...........         222,172
Escrow deposits applied..............................         (18,062)
Estimated fair value of real estate..................      (4,535,814)
                                                          -----------

Extraordinary gain on retirement of mortgage
   note payable......................................     $ 1,625,715
                                                          ===========

NOTE 7.
-------

On July 12 and September 5, 1996, Governour's Square Apartments suffered damage from two separate hurricanes. Repairs of damages totaling $191,178 were completed. Reimbursements for the repairs totaling $40,937 were received from the insurance carrier in 1996, and $100,241 were received in 1997. The Partnership recognized a gain on involuntary conversion of $27,252 in the fourth quarter of 1996 and $66,655 in the first nine months of 1997 when the remaining insurance claims were received. The total gain on involuntary conversion of $93,907 represents the insurance claims in excess of the basis of the property damaged by the hurricanes.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

Fort Meigs Plaza Shopping Center was sold on April 20, 1998. Wise County Plaza Shopping Center was foreclosed on by the lender on May 29, 1998. There has been no significant change in the operations of the remainder of the Partnership's properties since December 31, 1997. The Partnership reported net income for the first nine months of 1998 of $1,686,868 as compared to a net loss of $794,889 for the first nine months of 1997. Revenues increased to $5,305,595 in 1998 from $4,983,787 in 1997, while expenses decreased to $5,434,879 in 1998 from $5,778,676 in 1997. The Partnership recognized $1,816,152 in extraordinary gains on retirement of mortgage notes payable and mortgage notes payable - affiliate in the first nine months of 1998.

Net cash provided by operating activities was $457,985 for the first nine months of 1998. The Partnership expended $284,204 for capital improvements and $176,973 for regularly scheduled principal payments on its mortgage notes payable and mortgage notes payable - affiliate. The Partnership repaid $630,574 of principal on advances from affiliates. The Partnership received $3,698,365 in proceeds from the sale of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal of its mortgage notes payable - affiliate secured by the property. Cash and cash equivalents decreased by $469,558 in the first nine months of 1998, leaving a balance of $1,348,027 at September 30, 1998.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on affiliates to support its operations. Although no additional advances from affiliates were required during the first nine months of 1998, at September 30, 1998 the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,340,323. Affiliate advances were repaid in full in April 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $389,903 for the three months and increased by $321,808 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The overall increase was mainly due to a gain on sale of real estate in the second quarter of 1998, partially offset by a decrease in rental revenue, as discussed below.

Rental revenue for the three and nine months ended September 30, 1998 decreased by $341,293 and $460,794, respectively, as compared to the same periods in 1997. Approximately $629,000 of the decrease was attributable to the disposition of Fort Meigs Plaza and Wise County Plaza in the second quarter of 1998. This decrease was partially offset by increases of approximately $75,000 and $46,000 at Evergreen Square and Governour's Square apartments, respectively. Rental revenue at Evergreen Square increased due to an increase in average occupancy in the first nine months of 1998. Rental revenue increased at Governour's Square Apartments due to an increase in rental rates.

Interest income decreased by $8,764 and $14,093 for the three and nine months ended September 30, 1998, respectively, in relation to the comparable periods in 1997, mainly due to a decline in the amount of cash available for short-term investment in the third quarter of 1998. The Partnership held cash and cash equivalents of approximately $1.3 million at September 30, 1998 as compared to approximately $1.7 million at September 30, 1997. The decrease was mainly due to the repayment of $812,665 of advances from affiliates in April 1998.

The Partnership recognized a $66,665 gain on involuntary conversion in the first nine months of 1997, $39,846 of which was recognized in the third quarter of 1997, related to hurricane damage suffered at Governour's Square Apartments in 1996. The gain, which represented the insurance proceeds received in excess of the basis of the property damaged, was recognized as reimbursement proceeds were received from the insurance carrier. Additional hurricane damage was incurred in 1998. However, since no insurance proceeds will be received, an involuntary conversion was not recognized. The write off of the damaged basis was recorded as a storm damage loss, as discussed below.

In the second quarter of 1998, the Partnership recognized a $863,350 gain on the sale of Fort Meigs Plaza Shopping Center. No such gain was recognized in the first half of 1997.

In the second quarter of 1998, the Partnership recognized $1,816,152 in extraordinary gains. The Partnership recognized a $190,437 gain on the retirement of the Fort Meigs Plaza mortgage notes payable - affiliate as a result of the sale of the property. The Partnership also recognized a $1,625,715 gain on retirement of the Wise County Plaza mortgage notes payable as a result of the foreclosure of the property by the lender.

Expenses:

Total expenses decreased by $347,246 for the three months and by $343,797 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The decrease was mainly due to a decrease in interest expense, partially offset by an increase in general and administrative expenses, as discussed below.

Interest expense for the three and nine months ended September 30, 1998 decreased by $202,313 and $411,002, respectively, as compared to the same periods in 1997. The decrease was mainly due to the first lien loan on Fort Meigs Plaza being purchased by an affiliate in December 1997. Interest on this loan was recorded as interest expense for the first eleven months of 1997; it was recorded as interest - affiliates in 1998. Also, there was a decrease in interest expense relating to the Wise County Plaza loans due to the foreclosure of the property by the lender in May 1998.

Interest - affiliates decreased by $30,579 and increased by $46,834 for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The overall increase was due to interest on the first lien loan secured by Fort Meigs Plaza being payable to an affiliate in 1998, as discussed above. This increase was partially offset by a decrease in affiliate interest due to the April 1, 1998 payoff of the first and second lien loans secured by Fort Meigs Plaza.

The disposition of Fort Meigs Plaza and Wise County Plaza in the second quarter of 1998 resulted in a decrease in property taxes of $30,213 and $48,593 for the three and nine months ended September 30, 1998, respectively.

General and administrative expenses for the three and nine months ended September 30, 1998 increased by $70,639 and $252,368, respectively, as compared to the same periods in 1997. The increase was primarily due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Partnership held cash and cash equivalents of $1,348,027.

Cash of $457,985 was provided by operating activities during the first nine months of 1998 as compared to $783,730 provided during the same period in 1997. Cash received from tenants and cash paid to suppliers decreased as a result of the sale of Fort Meigs Plaza in April 1998 and the foreclosure of Wise County Plaza in May 1998. There was a decrease in interest paid and an increase in interest paid to affiliates in 1998, partially due to the first lien loan on Fort Meigs Plaza being held by an affiliate in 1998, as previously discussed. In addition, the Partnership paid $182,091 of accrued interest on advances from affiliates in the first nine months of 1998. The disposition of Fort Meigs Plaza and Wise County Plaza in the second quarter of 1998 resulted in decreased interest paid on the related loans. In addition, the Partnership ceased making excess cash flow payments on the Wise County Plaza loans in 1998, which were recorded as additional interest on the loans.

Cash used for additions to real estate investments totaled $284,204 for the first nine months of 1998 as compared to $635,147 for the same period in 1997. A greater amount was spent in 1997 for exterior upgrades at Bedford Green, Evergreen Square and Governour's Square apartments. In addition, landscaping work was performed at Governour's Square, the pool at Woodcreek Apartments was replastered and the parking lot at Wise County Plaza was paved in 1997.

In 1997, the Partnership received $100,241 in proceeds from the insurance carrier for hurricane damage at Governour's Square Apartments in 1996. No such proceeds were received in the first nine months of 1998.

In 1998, the Partnership repaid $630,574 of principal on advances from affiliates. The Partnership received $3,698,365 in proceeds from the sale of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal of its mortgage notes payable - affiliate secured by the property.

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

Long-term liquidity

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future.

Excluding the gain on sale of real estate and extraordinary gains on retirement of mortgage notes payable and mortgage notes payable - affiliate, the Partnership reported a net loss from operations for the nine months ended
September 30, 1998. In addition, the Partnership has had to defer payment of payables to affiliates in order to meet its working capital needs. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial  Data    Schedule  for the quarter
                                    ended September 30, 1998.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

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






November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------

Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)