Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1999-03-31
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended                  December 31, 1998
                                 -----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the Registrant's 46,948 outstanding limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 38

                                TOTAL OF 40 PAGES

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

On February 3, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-88171) and commenced a public offering for sale of $50,000,000 of limited partnership units. There were two classes of limited partnership units offered, designated as Current Income Units and Growth/Shelter Units, (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 2, 1985 with 47,382 Units (24,982 Current Income Units and 22,400 Growth/Shelter Units) sold at $1,000 each, or gross proceeds of $47,382,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13356). In 1994 through 1998, a total of 119 Current Income Units and 315 Growth/Shelter Units were relinquished, leaving 46,948 Units (24,863 Current Income Units and 22,085 Growth/Shelter Units) outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. As described in
Item 2 - Properties, at December 31, 1998, the Partnership owned five revenue-producing properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1998. All of the buildings and the land on which they are located are owned by the Partnership in fee and are subject to a first lien deed of trust as described more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis of                        1998                  Date
Property              Description            Property            Debt       Property Tax            Acquired
--------              -----------           ------------         ----       ------------            --------

Bedford Green (1)     Apartments
Bedford, OH           156 units           $      2,017,686  $     3,207,582  $      86,932            6/84

Breckenridge (2)      Apartments
Davenport, IA         120 units                  1,321,327        1,627,764         93,534           10/84

Evergreen
  Square (3)          Apartments
Tupelo, MS            257 units                  2,389,179        1,870,207         77,362           11/84

Governour's
  Square (4)          Apartments
Wilmington, NC        219 units                  3,522,665        2,933,310         69,744           11/84

Woodcreek (5)         Apartments
Ft. Wayne, IN         204 units                  2,448,756        2,733,734         88,036           11/84
                                           ---------------   --------------     ----------
                                          $     11,699,613  $    12,372,597   $    415,608
                                           ===============   ==============    ===========

---------------------------------
Total:    Apartments  - 956 Units

(1) Bedford Green Apartments is owned by Bedford Green Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(2) Breckenridge Apartments is owned by Breckenridge Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(3) Evergreen Apartments is owned by Evergreen Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(4) Governour's Square Apartments is owned by Governour's Square Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

(5) Woodcreek Apartments is owned by Woodcreek Fund XXI Limited Partnership, which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  -----------

Bedford Green
   Occupancy Rate............             93%             97%            97%            99%             87%
   Rent Per Square Foot......           $9.43           $9.33          $9.11          $8.31           $7.99

Breckenridge
   Occupancy Rate............             98%             93%            93%            97%             89%
   Rent Per Square Foot......           $8.73           $8.58          $8.26          $7.79           $7.07

Evergreen Square
   Occupancy Rate............             88%             85%            88%            90%             91%
   Rent Per Square Foot......           $4.77           $4.38          $4.62          $4.52           $4.24

Governour's Square
   Occupancy Rate............             99%             99%           100%            99%             97%
   Rent Per Square Foot......           $8.10           $7.76          $7.33          $6.85           $6.44

Woodcreek
   Occupancy Rate............             88%             87%            93%            87%             92%
   Rent Per Square Foot......           $6.54           $6.36          $6.33          $6.09           $6.22

Occupancy rate represents all units leased divided by the total number of units for residential properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Bedford Green
-------------

Bedford Green Apartments is located in Bedford, Ohio, southeast of Cleveland, Ohio. Bedford Green continues to be one of the nicest apartment communities in the market with rental rates and occupancy comparable to its competitors. Occupancy decreased slightly in 1998, mainly due to tenants purchasing new homes or moving to competing apartment communities that offered rental discounts.
Management expects to maintain occupancy in the mid 90% range in 1999 by completing interior upgrades.

Breckenridge
------------

Breckenridge Apartments is located in a northwest residential area of Davenport, Iowa. The property currently has no deferred maintenance and its curb appeal is equal to that of its competition. The property floor plans are very small, resulting in square foot rental rates which are significantly higher than market rates. Although new apartment construction occurred in the area in 1997 and 1998, the property was able to maintain occupancy by offering discounts to tenants. Due to the availability of affordable housing and discounts offered by competitors, rental rate increases are expected to be minimal in 1999. Management expects to maintain occupancy in the mid 90% range in 1999.

Evergreen Square
----------------

Evergreen Square Apartments, built in 1970 in Tupelo, Mississippi, offers attractive floor plans and various amenities which position it as a strong competitor in its market area. Exterior improvements have helped Evergreen Square maintain a stabilized occupancy in spite of being located in a declining neighborhood. An increase in crime in the area has resulted in decreased occupancy over the past three years. Although there has been no recent multifamily development in the immediate area, the area offers a very reasonably priced home-buying market and an abundance of rental homes and duplexes. Based upon a continued capital improvement program and focused management, Evergreen Square should be able to maintain current occupancy rates. However, its location in a declining neighborhood will limit long-range growth.

Governour's Square
------------------

Governour's Square Apartments, located in Wilmington, North Carolina, was built in 1974. Exterior improvements as well as interior upgrades have enabled the property to achieve an occupancy rate slightly above the market, even with some new construction and renovations by competitors in the immediate area. The Partnership anticipates a slight decrease in occupancy in 1999 due to increased competition from new multi-family developments and leasing incentives being offered to tenants by competitors. The Partnership expects to maintain occupancy in the mid 90% range in 1999 by offering discounts and concessions to attract and retain tenants.

Woodcreek
---------

Woodcreek Apartments, located in Fort Wayne, Indiana, was built in 1978 and offers attractive floor plans. The immediate area consists of older, established apartment communities that are not aggressive in raising rental rates. A strong single-family housing market has negatively impacted the rental market, as well as the construction of six multi-family communities in the area. Woodcreek's rental rates are slightly higher than the average for the area, which has led to occupancy rates that are slightly lower than the average. Increased customer service, along with an aggressive marketing and leasing campaign, should allow the property to maintain occupancy in the high 80% to low 90% range during 1999.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)      Title of Class                          Number of Record Unit Holders

         Limited partnership units               3,730 as of February 1, 1999

(C) No distributions were paid to the partners in 1998 or 1997 and none are anticipated in 1999. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders. See
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


Statements of                                             Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   5,674,766  $   6,478,023    $  6,434,691   $  6,642,725   $  8,054,097
Write-down for impairment
   of real estate............                   -       (330,000)              -              -              -
Gain on disposition of
   real estate...............             863,350              -               -      1,615,811         29,440
Loss before extraordinary
   items.....................            (411,232)    (1,478,604)     (1,127,080)      (170,804)    (1,891,596)
Extraordinary items..........           1,816,152              -               -              -              -
Net income (loss)............           1,404,920     (1,478,604)     (1,127,080)      (170,804)    (1,891,596)

Net income (loss) per limited
 partnership unit:

  Income (loss) before
  extraordinary items:
    Current Income Units....        $       (1.48) $       (5.34)   $      (4.07)  $      31.62   $      (6.82)
    Growth/Shelter Units....               (16.76)        (60.00)         (45.41)        (42.85)        (76.12)

  Extraordinary items:
    Current Income Units....                 6.57              -               -              -              -
    Growth/Shelter Units....                74.01              -               -              -              -

  Net income (loss):
    Current Income Units....                 5.09          (5.34)          (4.07)         31.62          (6.82)
    Growth/Shelter Units....                57.25         (60.00)         (45.41)        (42.85)        (76.12)


                                                              As of December 31,
Balance Sheets                          1998           1997            1996           1995           1994
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...    $   11,699,613  $  17,063,666    $ 18,121,925   $ 21,671,191   $ 22,557,552
Assets held for sale...........                 -      2,795,988       2,731,674              -      8,153,520
Total assets...................        13,972,463     23,063,962      23,931,225     25,178,649     33,985,057
Mortgage notes payable, net....        12,372,597     22,264,579     22,514,175      22,742,528     30,979,473
Partners' deficit..............        (4,494,662)    (5,899,582)     (4,420,978)    (3,293,898)    (3,123,094)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Homestead Manor Apartments was sold in February 1994. Wyoming Mall and Suburban Plaza shopping centers were sold in March 1995. Fort Meigs Plaza was sold in April 1998 and Wise County Plaza was foreclosed on by the lender in May 1998.

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

The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in continuing cash flow problems. Commerce Tower in Amarillo, Texas and Georgetown Apartments in Lakeland, Florida were foreclosed on by the respective lenders in full settlement of mortgage indebtedness in 1990 and 1992, respectively. Hickory Lake Apartments was sold in December 1993, and Homestead Manor Apartments was sold in February 1994. In March 1995, the
Partnership sold Suburban Plaza and Wyoming Mall shopping centers. Fort Meigs Plaza was sold in April 1998 and Wise County Plaza was foreclosed on by the lender in May 1998. The Partnership continues to operate the five remaining properties.

On April 20, 1998, the Partnership sold Fort Meigs Plaza Shopping Center to an unaffiliated purchaser for a cash purchase price of $3,800,000. Cash proceeds from the sale, after payment of prorated rents and property taxes, were used to repay the mortgage notes payable to McNeil Real Estate Fund XX, L.P., an affiliate. A gain on disposition of real estate of $863,350 was recorded in 1998 as a result of this transaction. In addition, the Partnership recognized a $190,437 extraordinary gain on repayment of mortgage notes payable - affiliate, which represents the book value of the mortgage notes, and related accrued interest, retired in excess of the cash payment made to the affiliate to retire the notes.

The mortgage notes payable secured by Wise County Plaza Shopping Center matured in August 1997 and the Partnership was unable to negotiate a modification and extension of the loans. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortgage indebtedness secured by the property. In connection with this transaction, the Partnership recognized an extraordinary gain on retirement of mortgage note payable of $1,625,715.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total revenue decreased by $14,998 in 1998 as compared to 1997. In 1998, the Partnership recognized a gain on the sale of Fort Meigs Plaza Shopping Center, which was offset by a decrease in rental revenue and a gain on involuntary conversion recognized in 1997, as discussed below.

Rental revenue in 1998 decreased by $803,257 in relation to the prior year. Excluding rental revenue from Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998, rental revenue increased by $206,404. Rental rates at all of the remaining properties increased in 1998. In addition, there was a 6% increase in average occupancy at Evergreen Square Apartments in 1998.

The Partnership recognized a gain on involuntary conversion of $66,655 in 1997 related to hurricane damage suffered at Governour's Square Apartments in 1996. The gain, which represents the insurance proceeds received in excess of the basis of the property damaged, was recognized as reimbursement proceeds were received from the insurance carrier. No such gain on involuntary conversion was recognized in 1998.

In 1998, the Partnership recognized a $863,350 gain on the sale of Fort Meigs Plaza Shopping Center as further discussed in Item 8 - Note 7 - "Property Dispositions." No such gain was recognized in 1997.

The Partnership recognized $1,816,152 in extraordinary gains in 1998. The Partnership recognized a $190,437 gain on the repayment of the Fort Meigs Plaza mortgage notes payable - affiliate as a result of the sale of the property. The Partnership also recognized a $1,625,715 gain on retirement of the Wise County Plaza mortgage notes payable as a result of the foreclosure of the property by the lender.

Expenses:

Total expenses decreased by $1,082,370 in 1998 as compared to 1997. Excluding the sale of Fort Meigs Plaza and the foreclosure of Wise County Plaza in 1998, total expenses increased by $304,532. The increase in expenses was mainly due to an increase in general and administrative expenses, partially offset by a decrease in interest affiliates, as discussed below.

Interest expense in 1998 decreased by $625,420 in relation to 1997. The decrease was mainly due to the first lien loan on Fort Meigs Plaza being purchased by an affiliate in December 1997 (see Item 8 - Note 6 - "Mortgage Notes Payable - Affiliate"). Interest on this loan was recorded as interest expense for the first eleven months of 1997; it was recorded as interest - affiliates in 1998. Also, there was a decrease in interest expense relating to the Wise County Plaza loans due to the foreclosure of the property by the lender in May 1998.

Interest - affiliates decreased by $15,897 in 1998 as compared to the prior year. The decrease was partially due to the April 1998 payoff of the first and second lien affiliate loans secured by Fort Meigs Plaza. Additionally, in April 1998 the Partnership repaid $630,574 of interest-bearing advances from affiliates, resulting in less interest being accrued on these advances ($17,684 in 1998 as compared to $59,728 in 1997). These decreases in interest - affiliates were partially offset by an increase in interest on the first lien loan secured by Fort Meigs Plaza which was payable to an affiliate in 1998, as discussed above.

Depreciation and amortization, property taxes, property management fees - affiliates, and other property operating expenses decreased by $158,833, $96,609, $44,078 and $44,387, respectively, in 1998 as compared to 1997. These decreases were mainly attributable to Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998.

General and administrative expenses in 1998 increased by $276,746 as compared to 1997. The increase was primarily due to costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $610,878 of cash through operating activities in 1998 as compared to $1,168,737 in 1997 and $699,883 in 1996.

Approximately $107,000 of the $557,859 decrease in 1998 as compared to 1997 related to Fort Meigs Plaza which was sold in April 1998 and Wise County Plaza which was foreclosed on in May 1998. The remaining decrease in cash provided by operating activities was mainly due to an increase in cash paid to suppliers, mainly due to an increase in general and administrative expenses, as discussed above. In addition, the Partnership paid $182,091 of interest accrued on affiliate advances in 1998.

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

In 1997 and 1996, the Partnership received $100,241 and $40,937, respectively, of proceeds from the insurance carrier for hurricane damage suffered at Governour's Square Apartments. No such proceeds were received in 1998.

The Partnership expended $478,003, $852,810 and $820,483 for additions to its real estate investments and asset held for sale in 1998, 1997 and 1996, respectively. The decrease in 1998 as compared to 1997 was partially due to the disposition of Fort Meigs Plaza and Wise County Plaza shopping centers in 1998. No improvements were performed at these two properties before their disposition in 1998, while approximately $120,000 of improvements were performed at these two properties in 1997. In addition, there were fewer exterior improvements performed at Bedford Green, Evergreen Square and Governour's Square apartments in 1998.

In April 1998, the Partnership received $3,698,365 in proceeds from the sale of Fort Meigs Plaza, $3,534,157 of which was used to repay the Partnership's mortgage notes payable - affiliate.

The Partnership repaid $630,574 of advances from affiliates in 1998. No such advances were repaid during 1997 or 1996.

Short-term liquidity:

In 1999, present cash balances and operations of the properties are expected to provide sufficient cash for normal operating expenses, debt service payments and budgeted capital improvements.

The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded cash deficits, affiliates are not obligated to advance funds to the Partnership and there can be no assurance the Partnership will receive additional funds. Other possible actions to resolve cash deficiencies include refinancing, deferring major capital or repair expenditures on Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, deferring payables to or arranging financing from affiliates or the ultimate sale of Partnership properties.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were payable to, the General Partner. The balance of these advances, including accrued interest, was repaid during 1998.

For the Partnership as a whole, management projects positive cash flow from operations in 1999. The Partnership has budgeted approximately $1,017,000 for necessary capital improvements for all properties in 1999, which are expected to be funded from available cash reserves or from operations of the properties.

Additional efforts to maintain and improve Partnership liquidity have included continued attention to property management activities. The objective has been to obtain maximum occupancy rates while holding expenses to levels necessary to maximize cash flows. The Partnership has made capital expenditures on its properties where improvements were expected to increase the competitiveness and marketability of the properties.

Long-term liquidity:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership's working capital needs have been supported by deferring certain affiliate payables. The Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,446,918 at December 31, 1998.

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

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1998 and 1997...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Statements of Partners' Deficit for each of the three years
      in the period ended December 31, 1998.......................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation.............................................................                       33










All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXI, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXI, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXI, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                         ---------------------------------
                                                                              1998                1997
                                                                         ------------         ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  1,842,544         $  3,192,923
   Buildings and improvements ...................................          22,468,887           30,048,514
                                                                         ------------         ------------
                                                                           24,311,431           33,241,437
   Less:  Accumulated depreciation and
     amortization ...............................................         (12,611,818)         (16,177,771)
                                                                         ------------         ------------
                                                                           11,699,613           17,063,666

Asset held for sale .............................................                  --            2,795,988

Cash and cash equivalents .......................................           1,253,238            1,817,585
Cash segregated for security deposits ...........................             181,524              176,258
Accounts receivable .............................................              25,391              229,435
Escrow deposits .................................................             470,958              558,752
Deferred borrowing costs, net of accumulated
   amortization of $255,111 and $218,067 at
   December 31, 1998 and 1997, respectively .....................             305,817              368,334
Prepaid expenses and other assets ...............................              35,922               53,944
                                                                         ------------         ------------
                                                                         $ 13,972,463         $ 23,063,962
                                                                         ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .....................................        $ 12,372,597         $ 18,534,503
Mortgage notes payable - affiliate ..............................                  --            3,730,076
Accounts payable and accrued expenses ...........................             172,803              398,815
Accrued property taxes ..........................................             304,699              447,269
Payable to affiliates ...........................................           5,446,918            4,862,973
Advances from affiliates ........................................                  --              794,981
Security deposits and deferred rental revenue ...................             170,108              194,927
                                                                         ------------         ------------
                                                                           18,467,125           28,963,544
                                                                         ------------         ------------

Partners' deficit:
   Limited  partners - 50,000 Units  authorized; 46,948
     and 47,086 Units issued and outstanding at December
     31, 1998 and 1997, respectively (24,863 Current
     Income Units and 22,085  Growth/Shelter  Units
     outstanding at December 31, 1998 and  24,906 Current
     Income  Units and 22,180  Growth/Shelter  Units
     outstanding at December 31, 1997) ..........................          (4,132,103)          (5,522,974)
   General Partner ..............................................            (362,559)            (376,608)
                                                                         ------------         ------------
                                                                           (4,494,662)          (5,899,582)
                                                                         ------------         ------------
                                                                         $ 13,972,463         $ 23,063,962
                                                                         ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                     ---------------------------------------------------
                                                         1998                1997                1996
                                                     -----------         -----------         -----------
Revenue:
   Rental revenue ...........................        $ 5,674,766         $ 6,478,023         $ 6,434,691
   Interest .................................             80,425              88,861             105,374
   Gain on involuntary conversion ...........                 --              66,655              27,252
   Gain on disposition of real estate........            863,350                  --                  --
                                                     -----------         -----------         -----------
     Total revenue ..........................          6,618,541           6,633,539           6,567,317
                                                     -----------         -----------         -----------

Expenses:
   Interest .................................          1,372,869           1,998,289           2,028,191
   Interest - affiliates ....................            137,371             153,268             120,208
   Depreciation and amortization ............          1,357,922           1,516,755           1,590,804
   Property taxes ...........................            456,896             553,505             520,251
   Personnel costs ..........................            806,686             764,892             729,371
   Repairs and maintenance ..................            773,386             779,481             787,086
   Property management fees -
     affiliates .............................            291,009             335,087             331,145
   Utilities ................................            418,168             435,999             421,204
   Other property operating expenses ........            371,857             416,244             381,858
   General and administrative ...............            453,192             176,446              91,779
   General and administrative -
     affiliates .............................            590,417             652,177             692,500
   Write-down for impairment of real
     estate .................................                 --             330,000                  --
                                                     -----------         -----------         -----------
     Total expenses .........................          7,029,773           8,112,143           7,694,397
                                                     -----------         -----------         -----------

Loss before extraordinary items .............           (411,232)         (1,478,604)         (1,127,080)
Extraordinary items .........................          1,816,152                  --                  --
                                                     -----------         -----------         -----------
Net income (loss) ...........................        $ 1,404,920         $(1,478,604)        $(1,127,080)
                                                     ===========         ===========         ===========

Net income (loss) allocable to:
   Current Income Unit ......................        $   126,443         $  (133,074)        $  (101,437)
   Growth/Shelter Unit ......................          1,264,428          (1,330,744)         (1,014,372)
   General Partner ..........................             14,049             (14,786)            (11,271)
                                                     -----------         -----------         -----------
Net income (loss) ...........................        $ 1,404,920         $(1,478,604)        $(1,127,080)
                                                     ===========         ===========         ===========

Net income (loss) per limited
   partnership unit:
   Current Income Unit Holders:
     Loss before extraordinary items ........              (1.48)              (5.34)              (4.07)
     Extraordinary items ....................               6.57                  --                  --
                                                     -----------         -----------         -----------
     Net income (loss) ......................        $      5.09         $     (5.34)        $     (4.07)
                                                     ===========         ===========         ===========

   Growth/Shelter Unit Holders:
     Loss before extraordinary items ........             (16.76)             (60.00)             (45.41)
     Extraordinary items ....................              74.01                  --                  --
                                                     -----------         -----------         -----------
     Net income (loss) ......................        $     57.25         $    (60.00)        $    (45.41)
                                                     ===========         ===========         ===========

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                        Total
                                                General             Limited            Partners'
                                                Partner             Partners            Deficit
                                              ------------        ------------        ------------
Balance at December 31, 1995..........        $  (350,551)        $(2,943,347)        $(3,293,898)

Net loss
   General Partner ...................            (11,271)                 --             (11,271)
   Current Income Units ..............                 --            (101,437)           (101,437)
   Growth/Shelter Units ..............                 --          (1,014,372)         (1,014,372)
                                              -----------         -----------         -----------
Total net loss .......................            (11,271)         (1,115,809)         (1,127,080)
                                              -----------         -----------         -----------

Balance at December 31, 1996 .........           (361,822)         (4,059,156)         (4,420,978)

Net loss
   General Partner ...................            (14,786)                 --             (14,786)
   Current Income Units ..............                 --            (133,074)           (133,074)
   Growth/Shelter Units ..............                 --          (1,330,744)         (1,330,744)
                                              -----------         -----------         -----------
Total net loss .......................            (14,786)         (1,463,818)         (1,478,604)
                                              -----------         -----------         -----------

Balance at December 31, 1997 .........           (376,608)         (5,522,974)         (5,899,582)

Net income
   General Partner ...................             14,049                  --              14,049
   Current Income Units ..............                 --             126,443             126,443
   Growth/Shelter Units ..............                 --           1,264,428           1,264,428
                                              -----------         -----------         -----------
Total net income .....................             14,049           1,390,871           1,404,920
                                              -----------         -----------         -----------

Balance at December 31, 1998 .........        $  (362,559)        $(4,132,103)        $(4,494,662)
                                              ===========         ===========         ===========



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   For the Years Ended December 31,
                                                          ----------------------------------------------------
                                                              1998                1997                1996
                                                          ------------        ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ....................        $ 5,736,477         $ 6,443,437         $ 6,377,872
   Cash paid to suppliers ........................         (2,816,070)         (2,542,810)         (2,295,191)
   Cash paid to affiliates .......................           (297,481)           (334,615)         (1,031,299)
   Interest received .............................             80,425              88,861             105,374
   Interest paid .................................         (1,148,066)         (1,902,698)         (1,947,970)
   Interest paid to affiliates ...................           (407,432)            (48,886)            (48,493)
   Property taxes paid ...........................           (536,975)           (534,552)           (460,410)
                                                          -----------         -----------         -----------
Net cash provided by operating
     activities ..................................            610,878           1,168,737             699,883
                                                          -----------         -----------         -----------

Cash flows from investing activities:
   Net proceeds received from
     insurance company ...........................                 --             100,241              40,937
   Additions to real estate investments
     and asset held for sale .....................           (478,003)           (852,810)           (820,483)
   Proceeds from disposition of real estate.......          3,698,365                  --                  --
                                                          -----------         -----------         -----------
Net cash provided by (used in)
   investing activities ..........................          3,220,362            (752,569)           (779,546)
                                                          -----------         -----------         -----------

Cash flows from financing activities:
   Deferred borrowing costs paid .................                 --                  --                (635)
   Principal payments on mortgage
     notes payable ...............................           (225,374)           (269,426)           (247,160)
   Principal payments on mortgage notes
     payable - affiliate .........................             (5,482)                 --                  --
   Repayment of mortgage notes
     payable - affiliate .........................         (3,534,157)                 --                  --
   Repayment of advances from affiliates .........           (630,574)                 --                  --
                                                          -----------         -----------         -----------
Net cash used in financing activities ............         (4,395,587)           (269,426)           (247,795)
                                                          -----------         -----------         -----------

Net increase (decrease) in cash and
     cash equivalents ............................           (564,347)            146,742            (327,458)

Cash and cash equivalents at
     beginning of year ...........................          1,817,585           1,670,843           1,998,301
                                                          -----------         -----------         -----------

Cash and cash equivalents at end
     of year .....................................        $ 1,253,238         $ 1,817,585         $ 1,670,843
                                                          ===========         ===========         ===========


  See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments," Note 6 - "Mortgage Notes Payable - Affiliate," Note 7 - "Property Dispositions" and Note 8 - "Gain on Involuntary Conversion."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                              For the Years Ended December 31,
                                                     ----------------------------------------------------
                                                         1998                 1997               1996
                                                     -----------         ------------        ------------
Net income (loss) ...........................        $ 1,404,920         $(1,478,604)        $(1,127,080)
                                                     -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization ............          1,357,922           1,516,755           1,590,804
   Amortization of discounts on
     mortgage notes payable .................             20,887              19,830              18,807
   Amortization of deferred borrowing
     costs ..................................             62,517              64,343              63,589
   Accrued interest on advances from
     affiliates .............................           (164,407)             59,728              58,652
   Gain on disposition of real estate .......           (863,350)                 --                  --
   Gain on involuntary conversion ...........                 --             (66,655)            (27,252)
   Write-down for impairment of real
     estate .................................                 --             330,000                  --
   Extraordinary items ......................         (1,816,152)                 --                  --
   Changes in assets and liabilities:
     Cash segregated for security
       deposits .............................             (5,266)             (8,613)               (638)
     Accounts receivable ....................            113,155             (12,748)            (40,225)
     Escrow deposits ........................             69,732            (133,002)            185,889
     Prepaid expenses and other
       assets ...............................             (2,881)              9,615              (5,141)
     Accounts payable and accrued
       expenses .............................             (3,840)            116,148             (18,318)
     Accrued property taxes .................           (122,235)             99,424               9,710
     Payable to affiliates ..................            583,945             652,649              (7,654)
     Security deposits and deferred
        rental revenue ......................            (24,069)               (133)             (1,260)
                                                     -----------         -----------         -----------

         Total adjustments ..................           (794,042)          2,647,341           1,826,963
                                                     -----------         -----------         -----------

Net cash provided by operating
     activities .............................        $   610,878         $ 1,168,737         $   699,883
                                                     ===========         ===========         ===========

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. As described in
Note 4 - "Real Estate Investments," at December 31, 1998, the Partnership owned five revenue-producing properties.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale was stated at the lower of depreciated cost or fair value less estimated costs to sell. Depreciation and amortization on this asset ceased at the time it was placed on the market for sale.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements were capitalized and amortized over the terms of the related tenant lease using the straight-line method.

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

Prepaid Commissions
-------------------

Leasing commissions incurred to obtain leases on commercial properties were capitalized and amortized using the straight-line method over the term of the related lease and are included in prepaid expenses and other assets on the Balance Sheets.

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

The Partnership leased its commercial properties under non-cancelable operating leases. Certain leases provided concessions and/or periods of escalating or free rent. Rental revenue was recognized on a straight-line basis over the term of the related lease. The excess of the rental revenue recognized over the contractual rental payments was recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

Net Income (Loss) Per Limited Partnership Units
-----------------------------------------------

Net income (loss) per limited partnership unit ("Unit") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 24,863, 24,906 and 24,949 Current Income Units outstanding in 1998, 1997 and 1996, respectively and 22,085, 22,180 and 22,339 Growth/Shelter Units outstanding in 1998, 1997 and 1996, respectively.

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

Under the terms of the Amended Partnership Agreement, the Partnership pays a disposition fee to an affiliate of the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. The Partnership incurred $346,050 of such fees during 1995 in connection with the sales of Suburban Plaza and Wyoming Mall. These fees have not yet been paid by the Partnership and are included in payable to affiliates on the Balance Sheets at December 31, 1998 and 1997.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1998              1997              1996
                                                   --------------     --------------    ---------------
Property management fees - affiliates........      $      291,009     $      335,087    $       331,145
Charged to interest - affiliates:
   Interest on advances from
     affiliates..............................              17,684             59,728             58,652
   Interest on mortgage notes
     payable - affiliate.....................             119,687             93,540             61,556
Charged to general and
   administrative - affiliates:
   Partnership administration................             271,987            261,701            295,106
   Asset management fee......................             318,430            390,476            397,394
                                                    -------------      -------------     --------------
                                                   $    1,018,797     $    1,140,532    $     1,143,853
                                                    =============      =============     ==============

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were payable to, the General Partner. The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. During 1998, the $630,574 balance of these advances and the related accrued interest of $182,091 were repaid.

Payable to affiliates at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses, disposition fees and asset management fees and is due and payable from current operations.

See Note 6 - "Mortgage Notes Payable - Affiliate" for a discussion of the mortgage notes that were payable to an affiliated entity.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial reporting purposes by $7,624,931, $3,352,795 and $3,103,486 in 1998, 1997 and 1996, respectively.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                   Buildings and        Accumulated           Net Book
       1998                         Land           Improvements         Depreciation            Value
       ----                    --------------      ------------        --------------      --------------

Bedford Green
   Bedford, OH                 $      252,310      $    3,908,016      $   (2,142,640)     $    2,017,686
Breckenridge
   Davenport, IA                      232,016           2,540,776          (1,451,465)          1,321,327
Evergreen Square
   Tupelo, MS                         396,856           4,784,152          (2,791,829)          2,389,179
Governour's Square
   Wilmington, NC                     577,657           6,511,314          (3,566,306)          3,522,665
Woodcreek
   Fort Wayne, IN                     383,705           4,724,629          (2,659,578)          2,448,756
                                -------------       -------------       -------------       -------------
                               $    1,842,544      $   22,468,887      $  (12,611,818)     $   11,699,613
                                =============       =============       =============       =============

                                                   Buildings and        Accumulated          Net Book
       1997                         Land           Improvements         Depreciation           Value
       ----                    --------------      ------------        --------------     ---------------

Bedford Green                  $      252,310      $    3,810,292      $   (1,933,194)     $    2,129,408
Breckenridge                          232,016           2,501,225          (1,321,115)          1,412,126
Evergreen Square                      396,856           4,737,859          (2,554,799)          2,579,916
Governour's Square                    577,657           6,348,996          (3,182,378)          3,744,275
Wise County Plaza                   1,350,379           8,057,521          (4,798,325)          4,609,575
Woodcreek                             383,705           4,592,621          (2,387,960)          2,588,366
                                -------------       -------------       -------------       -------------
                               $    3,192,923      $   30,048,514      $  (16,177,771)     $   17,063,666
                                =============       =============       =============       =============

On October 1, 1996, the General Partner placed Fort Meigs Plaza, a shopping center located in Perrysburg, Ohio, on the market for sale. Fort Meigs Plaza was classified as such at December 31, 1997 with a net book value of $2,795,988. On April 20, 1998, Fort Meigs Plaza was sold to an unaffiliated purchaser as further discussed in Note 7 - "Property Dispositions."

The results of operations for the asset held for sale were $(400), $12,683 and $(115,695) for the years ended December 31, 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

Wise County Plaza was a shopping center located in Wise, Virginia in an area besieged by high unemployment rates and a lackluster economy due to the declining coal industry. The mortgage notes payable secured by Wise County Plaza matured in August 1997 and the Partnership was unable to negotiate a modification and extension of the loans. The Partnership received an offer from a non-affiliate to purchase the center for $4.9 million, which was more than $1 million less than the principal balance owed on the loans secured by the property. Based on this offer and the reduced anticipated holding period of the property, the Partnership recorded a $330,000 write-down for impairment of value during the fourth quarter of 1997 to record the property at its fair value less costs to sell. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortgage indebtedness secured by the property. In connection with this transaction, the Partnership recognized an extraordinary gain on retirement of mortgage note payable of $1,625,715.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following sets forth mortgage notes payable, net of discounts, of the Partnership at December 31, 1998 and 1997. All mortgage notes payable are secured by the related real estate investment.

                           Mortgage       Annual          Monthly
                           Lien           Interest        Payments/                       December 31,
Property                   Position(a)    Rates %         Maturity (d)             1998                1997
--------                   -----------    -------      -------------------    ---------------     --------------
Bedford Green              First              8.48     $   25,327    07/02     $    3,207,582    $     3,238,088
                                                                                -------------     --------------

Breckenridge (b)           First              8.15     $   14,602    07/03          1,655,083          1,693,694
                           Discount                                                   (27,319)           (32,605)
                                                                                -------------     --------------
                                                                                    1,627,764          1,661,089
                                                                                -------------     --------------

Evergreen Square (b)       First              8.15     $   16,777    07/03          1,901,594          1,945,956
                           Discount                                                   (31,387)           (37,461)
                                                                                -------------     --------------
                                                                                    1,870,207          1,908,495
                                                                                -------------     --------------

                           Mortgage       Annual          Monthly
                           Lien           Interest        Payments/                       December 31,
Property                   Position(a)    Rates %         Maturity (d)             1998                1997
--------                   -----------    -------      -------------------    ---------------     --------------


Governour's Square (b)     First              8.15     $   26,314    07/03          2,982,539          3,052,118
                           Discount                                                   (49,229)           (58,756)
                                                                                -------------     --------------
                                                                                    2,933,310          2,993,362
                                                                                -------------     --------------

Wise County Plaza (c)      First              8.97     $   31,296    08/97                  -          3,464,689
                           Second             3.87          8,092    08/97                  -          2,509,046
                                                                                -------------     --------------
                                                                                            -          5,973,735
                                                                                -------------     --------------

Woodcreek                  First              8.48     $   21,586    07/02          2,733,734          2,759,734
                                                                                -------------     --------------

                                                       Total                   $   12,372,597    $    18,534,503
                                                                                =============     ==============

(a)    The debt is non-recourse to the Partnership.

(b) Financing was obtained under the terms of a Real Estate Mortgage Investment Conduit financing. The mortgage notes payable are cross-collateralized. Principal prepayments made before July 2000 are subject to a Yield Maintenance premium, as defined. Additionally, the Partnership must pay a release payment equal to 25% of the prepaid balance which will be applied to the remaining mortgage notes in the collateral pool.

(c) The mortgage notes payable secured by Wise County Plaza Shopping Center matured in August 1997 and the Partnership was unable to negotiate a modification and extension of the loans. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortage indebtedness secured by the property. The Partnership recognized a $1,625,715 extraordinary gain on retirement of mortgage note payable as further discussed in Note 7 - "Property Dispositions."

(d)    Balloon payments on the mortgage notes are due as follows:

          Property                Balloon Payment           Date
          --------                ---------------           ----


       Bedford Green               $  3,074,442            07/02
       Woodcreek                      2,620,263            07/02
       Breckenridge                   1,436,695            07/03
       Evergreen Square               1,650,679            07/03
       Governour's Square             2,588,992            07/03

Scheduled principal maturities of the mortgage notes payable under existing agreements, excluding discounts of $107,935, are as follows:

              1999....................................        $    226,949
              2000....................................             246,371
              2001....................................             267,457
              2002....................................           5,951,223
              2003....................................           5,788,532
                                                               -----------
                                                              $ 12,480,532
                                                               ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of mortgage notes payable was approximately $12,524,000 at December 31, 1998 and $18,527,000 at December 31, 1997.

NOTE 6 - MORTGAGE NOTES PAYABLE - AFFILIATE
-------------------------------------------

The following sets forth mortgage notes payable - affiliate of the Partnership at December 31, 1998 and 1997. The mortgage notes were secured by the related asset held for sale.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position(a)      Rates %         Maturity                 1998                1997
--------                 ------------     -------      -------------------    ---------------     --------------
Fort Meigs Plaza         First               12.81     $   33,333     03/98    $            -     $    2,996,176
                         Second               8.25     $    4,073(b)  09/97                 -            733,900
                                                                                -------------      -------------
                                                                               $            -     $    3,730,076
                                                                                =============      =============

(a)    The debt was non-recourse to the Partnership.

(b) Payments were interest-only equal to an effective interest rate of 6.66%. All accrued interest was due at maturity.

In December 1997, McNeil Real Estate Fund XX, L.P. ("Fund XX"), the affiliated partnership that held the second lien mortgage secured by Fort Meigs Plaza, purchased the first lien mortgage note from the unaffiliated lender. On April 20, 1998, the Partnership sold Fort Meigs Plaza to an unaffiliated purchaser. Cash proceeds from the sale, after payment of prorated rents and property taxes, were used to repay the mortgage notes payable to Fund XX. The Partnership recognized a $190,437 extraordinary gain on repayment of mortgage notes payable
- affiliate as further discussed in Note 7 - "Property Dispositions."

Based on borrowing rates available to the Partnership at December 31, 1997 for a mortgage loan with similar terms and average maturities, the fair value of the mortgage notes payable was approximately $3,627,000 at December 31, 1997.

NOTE 7 - PROPERTY DISPOSITIONS
------------------------------

On April 20, 1998, the Partnership sold Fort Meigs Plaza Shopping Center, located in Perrysburg, Ohio, to an unaffiliated purchaser for a cash purchase price of $3,800,000. Cash proceeds from the sale, after payment of prorated rents and property taxes, were used to repay the mortgage notes payable to Fund XX, an affiliate. Cash proceeds, as well as the gain on sale, are detailed on the following page.

                                                                        Gain                   Cash
                                                                       on Sale               Proceeds
                                                                  -----------------      ---------------
Sales price..........................................             $       3,800,000      $    3,800,000

Selling costs .......................................                     (101,635)            (101,635)
Straight-line rents receivable written off...........                      (28,979)
Prepaid leasing commissions written off..............                      (10,048)
Carrying value.......................................                   (2,795,988)
                                                                   ----------------       -------------

Gain on sale of real estate..........................             $        863,350
                                                                   ===============

Proceeds from sale...................................                                          3,698,365

Prorated rents and property taxes paid at
   closing...........................................                                            (83,012)

Repayment of mortgage notes payable to
   Fund XX and related accrued interest..............                                         (3,615,353)
                                                                                           -------------

Net cash proceeds....................................                                     $            -
                                                                                           =============

The Partnership recognized a $190,437 extraordinary gain on repayment of the mortgage notes payable to Fund XX, as follows:

First lien mortgage note payable - affiliate.........       $  2,990,694
Second lien mortgage note payable - affiliate........            733,900
Accrued interest payable.............................             81,196
                                                             -----------
   Total principal and interest payable to
     Fund XX.........................................          3,805,790

Cash for repayment in full of principal and
   interest payable to Fund XX.......................         (3,615,353)
                                                             -----------

Extraordinary gain on repayment of mortgage
   notes payable - affiliate.........................       $    190,437
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

The mortgage notes payable secured by Wise County Plaza matured on August 1, 1997 and the Partnership was unable to negotiate a modification and extension of the loans. On May 29, 1998, Wise County Plaza was foreclosed on by the lender in full settlement of the mortgage indebtedness secured by the property. In connection with this transaction, the Partnership recognized an extraordinary gain on retirement of mortgage note payable as set forth on the following page.

Estimated fair value of real estate..................       $   4,535,814

Accounts receivable written off......................             (61,910)
Prepaid expenses written off.........................             (10,855)
Accrued property taxes written off...................              20,335
Deferred rental revenue written off..................                 750
Carrying value.......................................          (4,484,134)
                                                             ------------

   Gain on disposition...............................       $           -
                                                             ============

Amount of mortgage note payable settled..............       $   5,957,419
Amount of accrued interest payable settled...........             222,172
Escrow deposits applied..............................             (18,062)
Estimated fair value of real estate..................          (4,535,814)
                                                             ------------

Extraordinary gain on repayment of mortgage
   note payable......................................       $   1,625,715
                                                             ============

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

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

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

NOTE 11 - PRO FORMA INFORMATION (UNAUDITED)
-------------------------------------------

The following unaudited pro forma information for the years ended December 31, 1998 and 1997 reflects the results of operations of the Partnership as if the sale of Fort Meigs Plaza and the foreclosure of Wise County Plaza had occurred as of January 1, 1997. The unaudited pro forma information is not necessarily indicative of the results of operations which actually would have occurred or those which might be expected to occur in the future.

                                                      1998              1997
                                                  -------------     ------------
    Total revenue...........................      $  5,191,473      $ 5,063,444
    Loss before extraordinary items.........        (1,138,562)        (962,059)
    Net loss................................        (1,138,562)        (962,059)

    Net loss per thousand limited partnership
      units:
      Current Income Units..................             (4.12)           (3.48)
      Growth/Shelter Units..................            (46.40)          (39.04)

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost (b)            Cumulative       Capitalized
                              Related                         Buildings and       Write-down for     Subsequent
Description               Encumbrances (b)       Land         Improvements        Impairment (c)    To Acquisition
-----------               ----------------       ----         --------------      --------------    --------------
APARTMENTS:

Bedford Green
   Bedford, OH             $    3,207,582    $      252,310    $    3,203,996     $          -     $     704,020

Breckenridge
   Davenport, IA                1,627,764           232,016         2,184,818                -           355,958

Evergreen Square
   Tupelo, MS                   1,870,207           396,856         4,217,746         (491,000)        1,057,406

Governour's Square
   Wilmington, NC               2,933,310           577,657         4,829,242                -         1,682,072

Woodcreek
   Fort Wayne, IN               2,733,734           383,705         3,613,217                -         1,111,412
                           --------------    --------------     -------------     ------------      ------------

                          $    12,372,591   $     1,842,544    $   18,049,019    $    (491,000)    $   4,910,868
                           ==============    ==============     =============     ============      ============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c) The carrying value of Evergreen Square Apartments was reduced by $176,568 in 1989, and was further reduced by $314,432 in 1991.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                 Buildings and                          Accumulated
Description                      Land            Improvements          Total (a)        Depreciation
-----------                      ----            --------------        ---------       -------------
APARTMENTS:

Bedford Green
   Bedford, OH                $      252,310     $    3,908,016   $      4,160,326    $   (2,142,640)

Breckenridge
   Davenport, IA                     232,016          2,540,776          2,772,792        (1,451,465)

Evergreen Square
   Tupelo, MS                        396,856          4,784,152          5,181,008        (2,791,829)

Governour's Square
   Wilmington, NC                    577,657          6,511,314          7,088,971        (3,566,306)

Woodcreek
   Fort Wayne, IN                    383,705          4,724,629          5,108,334        (2,659,578)
                               -------------      -------------    ---------------      ------------

                              $    1,842,544     $   22,468,887   $     24,311,431     $ (12,611,818)
                               =============      =============    ===============      ============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $28,009,154 and accumulated depreciation was $18,996,326 at December 31, 1998.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1998




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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                              Notes to Schedule III
      Real Estate Investments and Accumulated Depreciation and Amortization

A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                                   For the Years Ended December 31,
                                                        -------------------------------------------------------
                                                            1998                 1997                   1996
                                                        -------------        ------------         -------------
Real estate investments:
Balance at beginning of year ...................        $ 33,241,437         $ 32,782,941         $ 36,949,217

Improvements ...................................             478,003              788,496              798,291

Reclassification to asset held for
   sale ........................................                  --                   --           (4,875,377)

Disposition of real estate .....................          (9,408,009)                  --                   --

Write-off of damaged basis .....................                  --                   --              (89,190)

Write-down for impairment of real estate .......                  --             (330,000)                  --
                                                        ------------         ------------         ------------

Balance at end of year .........................        $ 24,311,431         $ 33,241,437         $ 32,782,941
                                                        ============         ============         ============


Accumulated depreciation and amortization:

Balance at beginning of year ...................        $ 16,177,771         $ 14,661,016         $ 15,278,026

Depreciation and amortization ..................           1,357,922            1,516,755            1,590,804

Reclassification to asset held for
   sale ........................................                  --                   --           (2,165,895)

Disposition of real estate .....................          (4,923,875)                  --                   --

Write-off of damaged basis .....................                  --                   --              (41,919)
                                                        ------------         ------------         ------------

Balance at end of year .........................        $ 12,611,818         $ 16,177,771         $ 14,661,016
                                                        ============         ============         ============


Asset held for sale:

Balance at beginning of year ...................        $  2,795,988         $  2,731,674         $         --

Reclassification to asset held for
   sale ........................................                  --                   --            2,709,482

Improvements ...................................                  --               64,314               22,192

Depreciation and amortization ..................                  --                   --                   --

Disposition of real estate .....................          (2,795,988)                  --                   --
                                                        ------------         ------------         ------------

Balance at end of year .........................        $         --         $  2,795,988         $  2,731,674
                                                        ============         ============         ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

 (C)  Change in control.

      None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  -----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership accrued $318,430 of such asset management fees. Total accrued but unpaid asset management fees of $3,636,836 were outstanding at December 31, 1998.

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties and 6% of gross rental receipts for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $562,996 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances were purchased by, and were payable to the General Partner. Interest expense related to these advances totaled $17,684 for the year ended December 31, 1998. During 1998, the $630,574 balance of these advances and the related accrued interest of $182,091 were repaid.

A first and second lien on Fort Meigs Plaza was secured by mortgage notes totaling $3,730,076 payable to an affiliate of the General Partner. For the year ended December 31, 1998, interest expense relating to these loans totaled $119,687. The loans were repaid in 1998.

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

              22.                 Following   is   a list of subsidiaries of the
                                  Partnership:

                                                                                            Names Under
                                                                  Jurisdiction              Which It Is
                                    Name of Subsidiary            Incorporation            Doing Business
                                    ------------------            --------------           ---------------
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


(B) There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XXI, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXI, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1999                    By:  /s/  Robert McNeil
--------------                       -------------------------------------------
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





March 31, 1999                    By:  /s/  Ron K. Taylor
--------------                       -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1999                    By:  /s/  Carol A. Fahs
--------------                       -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)