Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1999-05-17
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1999
                                      ------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,         December 31,
                                                                           1999                 1998
                                                                       -------------       --------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  1,842,544         $  1,842,544
   Buildings and improvements .................................          22,535,805           22,468,887
                                                                       ------------         ------------
                                                                         24,378,349           24,311,431
   Less:  Accumulated depreciation and amortization ...........         (12,915,466)         (12,611,818)
                                                                       ------------         ------------
                                                                         11,462,883           11,699,613

Cash and cash equivalents .....................................           1,315,755            1,253,238
Cash segregated for security deposits .........................             171,727              181,524
Accounts receivable ...........................................              22,459               25,391
Escrow deposits ...............................................             414,801              470,958
Deferred borrowing costs, net of accumulated amortiz-
   ation of $271,853 and $255,111 at March 31, 1999
   and December 31, 1998, respectively ........................             289,075              305,817
Prepaid expenses and other assets .............................              35,922               35,922
                                                                       ------------         ------------
                                                                       $ 13,712,622         $ 13,972,463
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net ...................................        $ 12,323,090         $ 12,372,597
Accounts payable and accrued expenses .........................             178,303              172,803
Accrued property taxes ........................................             218,510              304,699
Payable to affiliates .........................................           5,533,168            5,446,918
Security deposits and deferred rental revenue .................             179,977              170,108
                                                                       ------------         ------------
                                                                         18,433,048           18,467,125
                                                                       ------------         ------------
Partners' deficit:
   Limited  partners - 50,000 Units authorized; 46,898
     and 46,948 Units outstanding at March 31, 1999 and
     December 31, 1998,  respectively  (24,863 Current
     Income Units and 22,035 Growth/Shelter Units out-
     standing at March 31, 1999 and 24,863 Current
     Income Units and 22,085 Growth/Shelter
     Units outstanding at December 31,1998) ...................          (4,355,609)          (4,132,103)
   General Partner ............................................            (364,817)            (362,559)
                                                                       ------------         ------------
                                                                         (4,720,426)          (4,494,662)
                                                                       ------------         ------------
                                                                       $ 13,712,622         $ 13,972,463
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           1999                1998
                                                                       -----------         -----------
Revenue:
   Rental revenue .............................................        $ 1,280,114         $ 1,654,081
   Interest ...................................................             10,658              16,801
                                                                       -----------         -----------
     Total revenue ............................................          1,290,772           1,670,882
                                                                       -----------         -----------

Expenses:
   Interest ...................................................            280,751             420,825
   Interest - affiliates ......................................                 --             125,780
   Depreciation and amortization ..............................            303,648             387,258
   Property taxes .............................................            105,600             137,585
   Personnel costs ............................................            199,318             202,934
   Utilities ..................................................            105,406             116,969
   Repairs and maintenance ....................................            156,363             163,906
   Property management fees - affiliates ......................             64,134              86,281
   Other property operating expenses ..........................             81,032             103,910
   General and administrative .................................             88,649              92,496
   General and administrative - affiliates ....................            131,635             170,591
                                                                       -----------         -----------
     Total expenses ...........................................          1,516,536           2,008,535
                                                                       -----------         -----------

Net loss ......................................................        $  (225,764)        $  (337,653)
                                                                       ===========         ===========

Net loss allocable to limited partners -
   Current Income Unit ........................................        $   (20,319)        $   (30,389)
Net loss allocable to limited partners -
   Growth/Shelter Unit ........................................           (203,187)           (303,888)
Net loss allocable to General Partner .........................             (2,258)             (3,376)
                                                                       -----------         -----------
Net loss ......................................................        $  (225,764)        $  (337,653)
                                                                       ===========         ===========

Net loss per limited partnership unit:
Current Income Units ..........................................        $      (.82)        $     (1.22)
                                                                       ===========         ===========

Growth/Shelter Units ..........................................        $     (9.22)        $    (13.76)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                               Total
                                                      General             Limited            Partners'
                                                      Partner             Partners            Deficit
                                                    ------------        ------------        ------------
Balance at December 31, 1997 ...............        $  (376,608)        $(5,522,974)        $(5,899,582)

Net loss
   General Partner .........................             (3,376)                 --              (3,376)
   Current Income Units ....................                 --             (30,389)            (30,389)
   Growth/Shelter Units ....................                 --            (303,888)           (303,888)
                                                    -----------         -----------         -----------
Total net loss .............................             (3,376)           (334,277)           (337,653)
                                                    -----------         -----------         -----------

Balance at March 31, 1998 ..................        $  (379,984)        $(5,857,251)        $(6,237,235)
                                                    ===========         ===========         ===========


Balance at December 31, 1998 ...............        $  (362,559)        $(4,132,103)        $(4,494,662)

Net loss
   General Partner .........................             (2,258)                 --              (2,258)
   Current Income Units ....................                 --             (20,319)            (20,319)
   Growth/Shelter Units ....................                 --            (203,187)           (203,187)
                                                    -----------         -----------         -----------
Total net loss .............................             (2,258)           (223,506)           (225,764)
                                                    -----------         -----------         -----------

Balance at March 31, 1999 ..................        $  (364,817)        $(4,355,609)        $(4,720,426)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Three Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                  1999               1998
                                                              ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ........................        $ 1,296,740         $ 1,631,609
   Cash paid to suppliers ............................           (640,521)           (787,618)
   Cash paid to affiliates ...........................           (109,519)            (83,284)
   Interest received .................................             10,658              16,801
   Interest paid .....................................           (258,818)           (365,004)
   Interest paid to affiliates .......................                 --            (108,131)
   Property taxes paid and escrowed ..................           (114,104)           (153,371)
                                                              -----------         -----------
Net cash provided by operating activities ............            184,436             151,002
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..............            (66,918)            (41,363)
                                                              -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .........................................            (55,001)            (66,979)
   Principal payments on mortgage notes
     payable - affiliate .............................                 --              (4,090)
                                                              -----------         -----------
Net cash used in financing activities ................            (55,001)            (71,069)
                                                              -----------         -----------

Net increase in cash and cash equivalents ............             62,517              38,570

Cash and cash equivalents at beginning of
   period ............................................          1,253,238           1,817,585
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 1,315,755         $ 1,856,155
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                       Three Months Ended
                                                                           March 31,
                                                                    1999              1998
                                                                 ----------        ----------
Net loss ................................................        $(225,764)        $(337,653)
                                                                 ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ........................          303,648           387,258
   Amortization of deferred borrowing costs .............           16,742            15,629
   Amortization of discounts on mortgage
     notes payable ......................................            5,494             5,222
   Accrued interest on advances from affiliates .........               --            14,777
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............            9,797           (15,653)
     Accounts receivable ................................            2,932              (453)
     Escrow deposits ....................................           56,157            91,890
     Prepaid expenses and other assets ..................               --            (5,641)
     Accounts payable and accrued expenses ..............            5,500           (44,095)
     Accrued property taxes .............................          (86,189)         (129,496)
     Payable to affiliates ..............................           86,250           173,588
     Security deposits and deferred rental
       revenue ..........................................            9,869            (4,371)
                                                                 ---------         ---------

       Total adjustments ................................          410,200           488,655
                                                                 ---------         ---------

Net cash provided by operating activities ...............        $ 184,436         $ 151,002
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXI, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,483,244 and $1,443,393 were outstanding at March 31, 1999 and December 31, 1998, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $3,682,123 and $3,636,836 were outstanding at March 31, 1999 and December 31, 1998, respectively.

The Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at March 31, 1999 and December 31, 1998. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive a disposition fee, which would have totaled $114,000.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   1999            1998
                                                                 --------        --------
Property management fees ................................        $ 64,134        $ 86,281
Charged to interest - affiliates:
   Interest on advances from affiliates .................              --          14,777
   Interest on mortgage notes payable - affiliate .......              --         111,003
Charged to general and administrative -affiliates: ......
   Partnership administration ...........................          63,253          69,374
   Asset management fee .................................          68,382         101,217
                                                                 --------        --------
                                                                 $195,769        $382,652
                                                                 ========        ========

Payable to affiliates at March 31, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

The mortgage notes payable - affiliate secured by Fort Meigs Plaza were repaid in full when the property was sold in April 1998. See Note 4.

NOTE 4.
-------

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

NOTE 5.
-------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
-------------------

Fort Meigs Plaza Shopping Center was sold on April 20, 1998. Wise County Plaza Shopping Center was foreclosed on by the lender on May 29, 1998. There has been no significant change in the operations of the remainder of the Partnership's properties since December 31, 1998. The Partnership reported a net loss for the first three months of 1999 of $225,764 as compared to a net loss of $337,653 for the first three months of 1998. Revenues decreased to $1,290,772 in the first quarter of 1999 from $1,670,882 in the first quarter of 1998, while expenses decreased to $1,516,536 in the first quarter of 1999 from $2,008,535 in the first quarter of 1998.

Net cash provided by operating activities was $184,436 for the first three months of 1999. The Partnership expended $66,918 for capital improvements and $55,001 for regularly scheduled principal payments on its mortgage notes payable. Cash and cash equivalents increased by $62,517 in the first three months of 1999, leaving a balance of $1,315,755 at March 31, 1999.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on deferring affiliate payables in order to support its operations. At March 31, 1999 the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,533,168.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $380,110 for the three months ended March 31, 1999 as compared to the same period in 1998, as discussed below.

Rental revenue in the first quarter of 1999 decreased by $373,967 in relation to the prior year. Excluding rental revenue from Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998, rental revenue increased by $33,562. Rental revenue increased at all of the Partnership's remaining properties in the first quarter of 1999, mainly due to an increase in rental rates at all of the properties. The largest increases, of approximately $12,000 and $10,000, occurred at Woodcreek and Breckenridge apartments, respectively.

Interest income decreased by $6,143 for the three months ended March 31, 1999 in relation to the comparable period in 1998, mainly due to a decline in the amount of cash available for short-term investment in the first quarter of 1999. The Partnership held cash and cash equivalents of approximately $1.32 million at March 31, 1999 as compared to approximately $1.86 million at March 31, 1998.

Expenses:

Total expenses decreased by $491,999 in the first three months of 1999 as compared to the same period in 1998. Excluding the sale of Fort Meigs Plaza and the foreclosure of Wise County Plaza in 1998, total expenses decreased by $37,714. This decrease in expenses was mainly due to decreases in interest - affiliates and general and administrative - affiliates, as discussed below.

Interest expense for the first quarter of 1999 decreased by $140,074 in relation to the first quarter of 1998. The decrease was mainly due to the foreclosure of Wise County Plaza in May 1998.

Interest - affiliates decreased by $125,780 in the first three months of 1999 as compared to the same period in the prior year. The decrease was mainly the result of the April 1998 payoff of the affiliate loans secured by Fort Meigs Plaza. Additionally, in April 1998 the Partnership repaid $630,574 of interest-bearing advances from affiliates ($14,778 of interest was recorded on these advances in the first quarter of 1998).

Depreciation and amortization, property taxes, property management fees - affiliates and other property operating expenses decreased by $83,610, $31,985, $22,147 and $22,878, respectively, in the first three months of 1999 as compared to the same period in 1998. These decreases were mainly attributable to Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998, but subsequent to March 31, 1998.

For the three months ended March 31, 1999, general and administrative - affiliates decreased by $38,956 as compared to the same period in 1998. The decrease was mainly due to a decrease in asset management fees due to a decline in the tangible asset value of the Partnership, on which the fees are based, as a result of the disposition of Fort Meigs Plaza and Wise County Plaza in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Partnership held cash and cash equivalents of $1,315,755.

Cash of $184,436 was provided by operating activities during the first three months of 1999 as compared to $151,002 provided during the same period in 1998. Excluding cash provided by operations of Fort Meigs Plaza which was sold in April 1998 and Wise County Plaza which was foreclosed on in May 1998, cash provided by operating activities increased by $88,865 in the first quarter of 1999. The increase was mainly due to an increase in cash received from tenants and a decrease in cash paid to suppliers, partially offset by an increase in cash paid to affiliates in 1999. The increase in cash received from tenants was due to an increase in rental revenue and security deposits collected from tenants in 1999. The timing of the payment of invoices at the end of the period was the primary factor in the decrease in cash paid to suppliers. In the first quarter of 1999, the Partnership paid an affiliate approximately $46,000 of previously accrued asset management fees and reimbursable expenses. No asset management fees or reimbursable expenses were paid during the first quarter of 1998.

Cash used for additions to real estate investments totaled $66,918 for the first three months of 1999 as compared to $41,363 for the same period in 1998. A greater amount was expended in 1999 for windows at Governour's Square Apartments and for appliances at Breckenridge Apartments and Evergreen Square Apartments.

The foreclosure of Wise County Plaza in May 1998 resulted in a decrease in cash used for principal payments on mortgage notes payable to $55,001 in the first quarter of 1999 from $66,979 in the first quarter of 1998.

No principal payments on mortgage notes payable - affiliate were made in 1999 as Fort Meigs Plaza was sold and the affiliate loans were repaid in April 1998.

Short-term liquidity

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

Long-term liquidity

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership's working capital needs have been supported by deferring certain affiliate payables. The Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,533,168 at March 31, 1999.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

         11. Statement regarding computation of Net Income (Loss) per Limited Partnership Unit:
                                    Net income  (loss) per  limited  partnership
                                    unit is  computed  by  dividing  net  income
                                    (loss)  allocated to the limited partners by
                                    the  weighted   average  number  of  limited
                                    partnership  units  outstanding.   Per  unit
                                    information   has  been  computed  based  on
                                    24,863 Current  Income Units  outstanding in
                                    1999  and  1998,   and   22,035  and  22,085
                                    Growth/Shelter Units outstanding in 1999 and 1998, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1999.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XXI, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner






May 17, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
------------                       ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)