Form 10-Q/A
period 1999-03-31
MCNEIL REAL ESTATE FUND XXI L P
filed 1999-05-18
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to July 2, 1999.

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






May 18, 1999                    By: /s/  Ron K. Taylor
------------                       ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 18, 1999                    By: /s/  Carol A. Fahs
------------                       ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)