Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1999-08-16
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended        June 30, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,          December 31,
                                                                          1999                1998
                                                                     -------------        -------------
ASSETS
------

Real estate investments:
   Land .....................................................        $  1,842,544         $  1,842,544
   Buildings and improvements ...............................          22,751,604           22,468,887
                                                                     ------------         ------------
                                                                       24,594,148           24,311,431
   Less:  Accumulated depreciation and amortization .........         (13,219,114)         (12,611,818)
                                                                     ------------         ------------
                                                                       11,375,034           11,699,613

Cash and cash equivalents ...................................           1,165,849            1,253,238
Cash segregated for security deposits .......................             147,948              181,524
Accounts receivable .........................................              23,501               25,391
Escrow deposits .............................................             494,759              470,958
Deferred borrowing costs, net of accumulated amortiz-
   ation of $288,595 and $255,111 at June 30, 1999
   and December 31, 1998, respectively ......................             272,333              305,817
Prepaid expenses and other assets ...........................             336,768               35,922
                                                                     ------------         ------------
                                                                     $ 13,816,192         $ 13,972,463
                                                                     ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .................................        $ 12,272,441         $ 12,372,597
Accounts payable and accrued expenses .......................             308,086              172,803
Accrued property taxes ......................................             279,126              304,699
Payable to affiliates .......................................           5,658,721            5,446,918
Security deposits and deferred rental revenue ...............             185,333              170,108
                                                                     ------------         ------------
                                                                       18,703,707           18,467,125
                                                                     ------------         ------------
Partners' deficit:
   Limited  partners  -  50,000  Units  authorized;
     46,898  and  46,948  Units outstanding  at June
     30, 1999 and December 31, 1998, respectively (24,863
     Current Income Units and 22,035 Growth/Shelter Units
     outstanding at June 30, 1999 and 24,863 Current
     Income Units and 22,085 Growth/Shelter  Units
     outstanding at December 31,1998).................                 (4,521,027)          (4,132,103)
   General Partner..........................................             (366,488)            (362,559)
                                                                     ------------         ------------
                                                                       (4,887,515)          (4,494,662)
                                                                     ------------         ------------
                                                                     $ 13,816,192         $ 13,972,463
                                                                     ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                                  June 30,                                June 30,
                                                       -------------------------------        -------------------------------
                                                           1999                1998               1999                1998
                                                       -----------         -----------        -----------         -----------
Revenue:
   Rental revenue .............................        $ 1,301,790         $ 1,448,230        $ 2,581,904         $ 3,102,311
   Interest ...................................             11,818              16,111             22,476              32,912
   Gain on sale of real estate ................                 --             863,350                 --             863,350
                                                       -----------         -----------        -----------         -----------
     Total revenue ............................          1,313,608           2,327,691          2,604,380           3,998,573
                                                       -----------         -----------        -----------         -----------

Expenses:
   Interest ...................................            279,528             390,131            560,279             810,956
   Interest - affiliates ......................                 --              11,591                 --             137,371
   Depreciation and amortization...............            303,648             351,818            607,296             739,076
   Property taxes .............................            107,199             114,713            212,799             252,298
   Personnel costs ............................            211,845             182,712            411,163             385,646
   Utilities ..................................             95,992             105,957            201,398             222,926
   Repairs and maintenance ....................            200,550             199,206            356,913             363,112
   Property management
     fees - affiliates ........................             64,759              78,742            128,893             165,023
   Other property operating
     expenses .................................             75,812              81,899            156,844             185,809
   General and administrative .................             15,879             151,539            104,528             244,035
   General and administrative -
     affiliates ...............................            125,485             161,543            257,120             332,134
                                                       -----------         -----------        -----------         -----------
     Total expenses ...........................          1,480,697           1,829,851          2,997,233           3,838,386
                                                       -----------         -----------        -----------         -----------

Income (loss) before
   extraordinary items ........................           (167,089)            497,840           (392,853)            160,187
Extraordinary items ...........................                 --           1,816,152                 --           1,816,152
                                                       -----------         -----------        -----------         -----------
Net income (loss) .............................        $  (167,089)        $ 2,313,992        $  (392,853)        $ 1,976,339
                                                       ===========         ===========        ===========         ===========

Net income (loss) allocable to:
   Current Income Unit ........................        $   (15,038)        $   208,260        $   (35,357)        $   177,871
   Growth/Shelter Unit ........................           (150,380)          2,082,593           (353,567)          1,778,705
   General Partner ............................             (1,671)             23,139             (3,929)             19,763
                                                       -----------         -----------        -----------         -----------
Net income (loss) .............................        $  (167,089)        $ 2,313,992        $  (392,853)        $ 1,976,339
                                                       ===========         ===========        ===========         ===========

Net income (loss) per limited partnership unit:
Current Income Unit Holders:
   Income (loss) before
     extraordinary items ......................        $      (.60)        $      1.80        $     (1.42)        $       .58
   Extraordinary items ........................                 --                6.57                 --                6.57
                                                       -----------         -----------        -----------         -----------
   Net income (loss) ..........................        $      (.60)        $      8.37        $     (1.42)        $      7.15
                                                       ===========         ===========        ===========         ===========

Growth/Shelter Unit Holders:
   Income (loss) before
     extraordinary items ......................        $     (6.83)        $     20.29        $    (16.05)        $      6.53
   Extraordinary items ........................                 --               74.01                 --               74.01
                                                       -----------         -----------        -----------         -----------
   Net income (loss) ..........................        $     (6.83)        $     94.30        $    (16.05)        $     80.54
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                         Total
                                                 General            Limited             Partners'
                                                 Partner            Partners             Deficit
                                              ------------        ------------        ------------
Balance at December 31, 1997..........        $  (376,608)        $(5,522,974)        $(5,899,582)

Net income
   General Partner ...................             19,763                  --              19,763
   Current Income Units ..............                 --             177,871             177,871
   Growth/Shelter Units ..............                 --           1,778,705           1,778,705
                                              -----------         -----------         -----------
Total net income .....................             19,763           1,956,576           1,976,339
                                              -----------         -----------         -----------

Balance at June 30, 1998 .............        $  (356,845)        $(3,566,398)        $(3,923,243)
                                              ===========         ===========         ===========


Balance at December 31, 1998 .........        $  (362,559)        $(4,132,103)        $(4,494,662)

Net loss
   General Partner ...................             (3,929)                 --              (3,929)
   Current Income Units ..............                 --             (35,357)            (35,357)
   Growth/Shelter Units ..............                 --            (353,567)           (353,567)
                                              -----------         -----------         -----------
Total net loss .......................             (3,929)           (388,924)           (392,853)
                                              -----------         -----------         -----------

Balance at June 30, 1999 .............        $  (366,488)        $(4,521,027)        $(4,887,515)
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Six Months Ended
                                                                                  June 30,
                                                                     --------------------------------
                                                                         1999                1998
                                                                     ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...............................        $ 2,623,864         $ 3,163,151
   Cash paid to suppliers ...................................         (1,423,899)         (1,404,149)
   Cash paid to affiliates ..................................           (174,210)           (170,555)
   Interest received ........................................             22,476              32,912
   Interest paid ............................................           (516,494)           (627,102)
   Interest paid to affiliates ..............................                 --            (407,432)
   Property taxes paid and escrowed .........................           (225,264)           (317,182)
                                                                     -----------         -----------
Net cash provided by operating activities ...................            306,473             269,643
                                                                     -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments .....................           (282,717)           (164,987)
   Proceeds from disposition of real estate .................                 --           3,698,365
                                                                     -----------         -----------
Net cash provided by (used in) investing activities..........           (282,717)          3,533,378
                                                                     -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ................................................           (111,145)           (118,700)
   Principal payments on mortgage notes
     payable - affiliate ....................................                 --              (5,482)
   Retirement of mortgage notes payable -
     affiliate ..............................................                 --          (3,534,157)
   Repayment of advances from affiliates ....................                 --            (630,574)
                                                                     -----------         -----------
Net cash used in financing activities .......................           (111,145)         (4,288,913)
                                                                     -----------         -----------

Net decrease in cash and cash equivalents ...................            (87,389)           (485,892)

Cash and cash equivalents at beginning of
   period ...................................................          1,253,238           1,817,585
                                                                     -----------         -----------

Cash and cash equivalents at end of period ..................        $ 1,165,849         $ 1,331,693
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                        Six Months Ended
                                                                            June 30,
                                                                 -------------------------------
                                                                     1999               1998
                                                                 ------------        -----------
Net income (loss) .......................................        $  (392,853)        $ 1,976,339
                                                                 -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization ........................            607,296             739,076
   Amortization of deferred borrowing costs .............             33,484              31,259
   Amortization of discounts on mortgage
     notes payable ......................................             10,989              10,444
   Accrued interest on advances from affiliates .........                 --              17,684
   Gain on sale of real estate ..........................                 --            (863,350)
   Extraordinary items ..................................                 --          (1,816,152)
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............             33,576             (33,007)
     Accounts receivable ................................              1,890             116,379
     Escrow deposits ....................................            (23,801)            137,569
     Prepaid expenses and other assets ..................           (300,846)              4,819
     Accounts payable and accrued expenses ..............            135,283             (58,511)
     Accrued property taxes .............................            (25,573)           (119,926)
     Payable to affiliates ..............................            211,803             326,602
     Security deposits and deferred rental
       revenue ..........................................             15,225             (17,491)
                                                                 -----------         -----------

       Total adjustments ................................            699,326          (1,524,605)
                                                                 -----------         -----------

Net cash provided by operating activities ...............        $   306,473         $   451,734
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

                                  June 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,543,766 and $1,443,393 were outstanding at June 30, 1999 and December 31, 1998, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $3,747,086 and $3,636,836 were outstanding at June 30, 1999 and December 31, 1998, respectively.

The Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at June 30, 1999 and December 31, 1998. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive a disposition fee, which would have totaled $114,000.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                 1999           1998
                                                               --------        --------
Property management fees ..............................        $128,893        $165,023
Charged to interest - affiliates:
   Interest on advances from affiliates ...............              --          17,684
   Interest on mortgage notes payable - affiliate......              --         119,687
Charged to general and administrative -affiliates:
   Partnership administration .........................         123,775         148,829
   Asset management fee ...............................         133,345         183,305
                                                               --------        --------
                                                               $386,013        $634,528
                                                               ========        ========

Payable to affiliates at June 30, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

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

                                                              Gain                Cash
                                                             on Sale            Proceeds
                                                          ------------        ------------

Sales price ......................................        $ 3,800,000         $ 3,800,000

Selling costs ....................................           (101,635)           (101,635)
Straight-line rents receivable written off........            (28,979)
Prepaid leasing commissions written off ..........            (10,048)
Carrying value ...................................         (2,795,988)
                                                          -----------         -----------

Gain on sale of real estate ......................        $   863,350
                                                          ===========

Proceeds from sale ...............................                              3,698,365

Prorated rents and property taxes paid at
   closing .......................................                                (83,012)

Repayment of mortgage notes payable to
   Fund XX and related accrued interest ..........                             (3,615,353)
                                                                              -----------

Net cash proceeds ................................                            $        --
                                                                              ===========

The Partnership recognized a $190,437 extraordinary gain on repayment of the mortgage notes payable to Fund XX, as follows:

First lien mortgage note payable - affiliate.........      $ 2,990,694
Second lien mortgage note payable - affiliate........          733,900
Accrued interest payable   ..........................           81,196
                                                           -----------
   Total principal and interest payable to
     Fund XX  .......................................        3,805,790

Cash for repayment in full of principal and
   interest payable to Fund XX.......................       (3,615,353)
                                                           -----------

Extraordinary gain on repayment of mortgage
   notes payable - affiliate.........................      $   190,437
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

Estimated fair value of real estate..................      $ 4,535,814

Accounts receivable written off......................          (61,910)
Prepaid expenses written off.........................          (10,855)
Accrued property taxes written off...................           20,335
Deferred rental revenue written off..................              750
Carrying value  .....................................       (4,484,134)
                                                           -----------

   Gain on disposition  .............................      $        --
                                                           ===========

Amount of mortgage note payable settled..............      $ 5,957,419
Amount of accrued interest payable settled...........          222,172
Escrow deposits applied    ..........................          (18,062)
Estimated fair value of real estate..................       (4,535,814)
                                                           -----------

Extraordinary gain on repayment of mortgage
   note payable .....................................      $ 1,625,715
                                                           ===========

NOTE 7.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $99 (Current Income Units only).

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $575,226.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and prepaid expenses and other assets during the second quarter of 1999 in the amount of $(293,841) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI. This overpayment of general and administrative expenses is included in prepaid expenses and other assets on the Balance Sheet at June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

Fort Meigs Plaza Shopping Center was sold on April 20, 1998. Wise County Plaza Shopping Center was foreclosed on by the lender on May 29, 1998. There has been no significant change in the operations of the remainder of the Partnership's properties since December 31, 1998. The Partnership reported a net loss for the first six months of 1999 of $392,853, as compared to net income of $1,976,339 for the first six months of 1998. Revenues decreased to $2,604,380 in the first six months of 1999 from $3,998,573 for the first six months of 1998, while expenses decreased to $2,997,233 for the six months ended June 30, 1999 from $3,838,386 for the same period in 1998.

Net cash provided by operating activities was $306,473 for the first six months of 1999. The Partnership expended $282,717 for capital improvements and $111,145 for regularly scheduled principal payments on its mortgage notes payable. Cash and cash equivalents decreased by $87,389 in the first six months of 1999, leaving a balance of $1,165,849 at June 30, 1999.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on deferring affiliate payables in order to support its operations. At June 30, 1999, the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,658,721.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors, Inc. based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $99 (Current Income Units only).

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------
Revenue:

Total revenue decreased by $1,014,083 and $1,394,193 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998, as discussed below.

Rental revenue for the quarter and six months ended June 30, 1999 decreased by $146,440 and $520,407, respectively, in relation to the same periods in the prior year. Excluding rental revenue from Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998, rental revenue increased by $7,900 and $41,462 for the three and six months ending June 30, 1999, respectively, as compared to the same periods in 1998. Rental revenue increased by approximately $22,000, $15,000, $14,000 and $8,000 at Woodcreek, Breckenridge, Governour's Square and Bedford Green apartments, respectively, mainly due to an increase in rental rates charged to tenants. This increase in rental revenues was partially offset by an approximately $12,000 decrease in rental revenue at Evergreen Square Apartments due to a 4% decrease in occupancy at the property.

Interest income decreased by $4,293 and $10,436 for the three and six months ended June 30, 1999, respectively, in relation to the comparable periods in 1998, mainly due to a decline in the amount of cash available for short-term investment in the first quarter of 1999. The Partnership held cash and cash equivalents of approximately $1.17 million at June 30, 1999 as compared to approximately $1.33 million at June 30, 1998.

Expenses:

Total expenses decreased by $349,154 and $841,153 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Excluding the sale of Fort Meigs Plaza and the foreclosure of Wise County Plaza in 1998, total expenses decreased by $109,451 and $147,165 during the same three and six month periods. This decrease in expenses was mainly due to decreases in interest - affiliates, general and administrative and general and administrative
- affiliates, partially offset by an increase in repairs and maintenance, as discussed below.

Interest expense for the three and six months ended June 30, 1999 decreased by $110,603 and $250,677, respectively, in relation to the same periods in the prior year. The decrease was mainly due to the foreclosure of Wise County Plaza in May 1998.

Interest - affiliates decreased by $11,591 and $137,371 for the three and six months ended June 30, 1999, respectively, as compared to the respective periods in the prior year. The decrease was mainly the result of the April 1998 payoff of the affiliate loans secured by Fort Meigs Plaza. Additionally, in April 1998 the Partnership repaid $630,574 of interest-bearing advances from affiliates ($17,684 of interest was recorded on these advances in the first half of 1998).

In the three and six months ended June 30, 1999, depreciation and amortization, property taxes, property management fees - affiliates and other property operating expenses decreased by $48,170 and $131,780, $7,514 and $39,499, $13,983 and $36,130, and $6,087 and $28,965, respectively, as compared to the same periods in 1998. These decreases were mainly attributable to Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998.

General and administrative expenses decreased by $135,660 and $139,507 for the quarter and six months ended June 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to a $(293,841) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Item 1, Note 7), partially offset by an increase in costs related to this transaction in the first half of 1999.

For the three and six months ended June 30, 1999, general and administrative - affiliates decreased by $36,058 and $75,014, respectively, as compared to the same periods in 1998. The decrease was mainly due to a decrease in asset management fees due to a decline in the tangible asset value of the Partnership, on which the fees are based, as a result of the disposition of Fort Meigs Plaza and Wise County Plaza in 1998. In addition, there was a decrease in overhead expenses allocated to the Partnership by McREMI. The amount of expenses allocated by McREMI is partly a function of the number of properties the Partnership owns, which decreased in 1999 due to the disposition of Fort Meigs Plaza and Wise County Plaza in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1999, the Partnership held cash and cash equivalents of $1,165,849.

Cash of $306,473 was provided by operating activities during the first six months of 1999 as compared to $269,643 provided during the same period in 1998. Excluding cash provided by operations of Fort Meigs Plaza which was sold in April 1998 and Wise County Plaza which was foreclosed on in May 1998, cash provided by operating activities increased by $97,025 in the first six months of 1999. The increase was mainly due to a decrease in interest paid to affiliates. The Partnership paid $182,091 of interest accrued on affiliate advances in the first half of 1998. Cash received from tenants increased due to an increase in rental revenue and security deposits collected from tenants in 1999. These increases in cash provided were partially offset by a decrease in cash paid to suppliers in 1999 due to the timing of the payment of invoices at the end of the period.

Cash used for additions to real estate investments totaled $282,717 for the first six months of 1999 as compared to $164,987 for the same period in 1998. A greater amount was expended in 1999 for windows at Governour's Square Apartments and for repaving of the parking lots at Bedford Green and Woodcreek apartments.

In April 1998, the Partnership received $3,698,365 in proceeds from the disposition of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal balance of its mortgage notes payable - affiliate.

The Partnership repaid $630,574 of advances from affiliates in the first six months of 1998. No such advances were repaid during the first six months of 1999.

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

Long-term liquidity

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership's working capital needs have been supported by deferring certain affiliate payables. The Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,658,721 at June 30, 1999. See "Recent Developments" above.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund
     XXIV,  L.P.,  McNeil Real Estate  Fund XXV,  L.P.,  McNeil Real Estate Fund
     XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1999.


(b)      Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed
         on  June 29,  1999  regarding  the  transaction  detailed   in  Part 1,
         Item 1, Note 7.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                McNEIL REAL ESTATE FUND XXI, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





August 16, 1999                      By: /s/  Ron K. Taylor
---------------                         ---------------------------------------
Date                                     Ron K. Taylor
                                         President and Director of McNeil
                                          Investors, Inc.
                                         (Principal Financial Officer)




August 16, 1999                      By: /s/  Carol A. Fahs
---------------                         ---------------------------------------
Date                                     Carol A. Fahs
                                         Vice President of McNeil
                                          Investors, Inc.
                                         (Principal Accounting Officer)