Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXI L P
filed 1999-11-15
CIK 734761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended       September 30, 1999
                                     -------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,         December 31,
                                                                           1999               1998
                                                                     -------------        -------------
ASSETS
------
Real estate investments:
   Land .....................................................        $  1,842,544         $  1,842,544
   Buildings and improvements ...............................          22,928,723           22,468,887
                                                                     ------------         ------------
                                                                       24,771,267           24,311,431
   Less:  Accumulated depreciation and amortization .........         (13,520,921)         (12,611,818)
                                                                     ------------         ------------
                                                                       11,250,346           11,699,613

Cash and cash equivalents ...................................           1,457,534            1,253,238
Cash segregated for security deposits .......................             151,042              181,524
Accounts receivable .........................................              21,846               25,391
Escrow deposits .............................................             416,851              470,958
Deferred borrowing costs, net of accumulated amortiz-
   ation of $305,338 and $255,111 at September
   30, 1999 and December 31, 1998, respectively .............             255,590              305,817
Prepaid expenses and other assets ...........................              57,886               35,922
                                                                     ------------         ------------
                                                                     $ 13,611,095         $ 13,972,463
                                                                     ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net .................................        $ 12,220,609         $ 12,372,597
Accounts payable and accrued expenses .......................             193,458              172,803
Accrued property taxes ......................................             313,294              304,699
Payable to affiliates .......................................           5,788,442            5,446,918
Security deposits and deferred rental revenue ...............             164,341              170,108
                                                                     ------------         ------------
                                                                       18,680,144           18,467,125
                                                                     ------------         ------------
Partners' deficit:
   Limited  partners  -  50,000  Units  authorized;
     46,898  and  46,948  Units outstanding  at September
     30, 1999 and  December  31,  1998,  respectively
     (24,863 Current Income Units and 22,035 Growth/
     Shelter Units outstanding at September 30, 1999
     and 24,863 Current Income Units and 22,085 Growth/
     Shelter Units outstanding at December 31, 1998) ........          (4,700,746)          (4,132,103)
   General Partner ..........................................            (368,303)            (362,559)
                                                                     ------------         ------------
                                                                       (5,069,049)          (4,494,662)
                                                                     ------------         ------------
                                                                     $ 13,611,095         $ 13,972,463
                                                                     ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                       -------------------------------         -------------------------------
                                                          1999                 1998                1999                1998
                                                       -----------         -----------         -----------         -----------
Revenue:
   Rental revenue .............................        $ 1,293,466         $ 1,292,514         $ 3,875,370         $ 4,394,825
   Interest ...................................             17,833              14,508              40,309              47,420
   Gain on sale of real estate ................                 --                  --                  --             863,350
                                                       -----------         -----------         -----------         -----------
     Total revenue ............................          1,311,299           1,307,022           3,915,679           5,305,595
                                                       -----------         -----------         -----------         -----------

Expenses:
   Interest ...................................            278,334             281,497             838,613           1,092,453
   Interest - affiliates ......................                 --                  --                  --             137,371
   Depreciation and amortization ..............            301,807             309,064             909,103           1,048,140
   Property taxes .............................            105,600             105,126             318,399             357,424
   Personnel costs ............................            188,427             195,270             599,590             580,916
   Utilities ..................................             99,783             103,234             301,181             326,160
   Repairs and maintenance ....................            188,681             197,069             545,594             560,181
   Property management
     fees - affiliates ........................             62,842              63,456             191,735             228,479
   Other property operating
     expenses .................................             69,446              91,108             226,290             276,917
   General and administrative .................             67,025              99,634             171,553             343,669
   General and administrative -
     affiliates ...............................            130,888             151,035             388,008             483,169
                                                       -----------         -----------         -----------         -----------
     Total expenses ...........................          1,492,833           1,596,493           4,490,066           5,434,879
                                                       -----------         -----------         -----------         -----------

Loss before
   extraordinary items ........................           (181,534)           (289,471)           (574,387)           (129,284)
Extraordinary items ...........................                 --                  --                  --           1,816,152
                                                       -----------         -----------         -----------         -----------
Net income (loss) .............................        $  (181,534)        $  (289,471)        $  (574,387)        $ 1,686,868
                                                       ===========         ===========         ===========         ===========

Net income (loss) allocable to:
   Current Income Unit ........................        $   (16,338)        $   (26,053)        $   (51,695)        $   151,818
   Growth/Shelter Unit ........................           (163,381)           (260,524)           (516,948)          1,518,181
   General Partner ............................             (1,815)             (2,894)             (5,744)             16,869
                                                       -----------         -----------         -----------         -----------
Net income (loss) .............................        $  (181,534)        $  (289,471)        $  (574,387)        $ 1,686,868
                                                       ===========         ===========         ===========         ===========

Net income (loss) per limited partnership unit:
Current Income Unit Holders:
   Loss before
     extraordinary items ......................        $      (.66)        $     (1.04)        $     (2.08)        $      (.46)
   Extraordinary items ........................                 --                  --                  --                6.57
                                                       -----------         -----------         -----------         -----------
   Net income (loss) ..........................        $      (.66)        $     (1.04)        $     (2.08)        $      6.11
                                                       ===========         ===========         ===========         ===========

Growth/Shelter Unit Holders:
   Loss before
     extraordinary items ......................        $     (7.41)        $    (11.80)        $    (23.46)        $     (5.27)
   Extraordinary items ........................                 --                  --                  --               74.01
                                                       -----------         -----------         -----------         -----------
   Net income (loss) ..........................        $     (7.41)        $    (11.80)        $    (23.46)        $     68.74
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                       Total
                                                 General           Limited           Partners'
                                                 Partner           Partners           Deficit
                                               -----------       ------------       ------------
Balance at December 31, 1997...........        $ (376,608)       $(5,522,974)       $(5,899,582)

Net income
   General Partner ....................            16,869                 --             16,869
   Current Income Units ...............                --            151,818            151,818
   Growth/Shelter Units ...............                --          1,518,181          1,518,181
                                                ---------        -----------        -----------
Total net income ......................            16,869          1,669,999          1,686,868
                                                ---------        -----------        -----------

Balance at September 30, 1998 .........        $ (359,739)       $(3,852,975)       $(4,212,714)
                                               ==========        ===========        ===========


Balance at December 31, 1998 ..........        $ (362,559)       $(4,132,103)       $(4,494,662)

Net loss
   General Partner ....................            (5,744)                --             (5,744)
   Current Income Units ...............                --            (51,695)           (51,695)
   Growth/Shelter Units ...............                --           (516,948)          (516,948)
                                               ----------        -----------        -----------
Total net loss ........................            (5,744)          (568,643)          (574,387)
                                               ----------        -----------        -----------

Balance at September 30, 1999 .........        $ (368,303)       $(4,700,746)       $(5,069,049)
                                               ==========        ===========        ===========





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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                        Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                     1999                1998
                                                                 ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...........................        $ 3,889,382         $ 4,427,771
   Cash paid to suppliers ...............................         (1,756,178)         (2,067,593)
   Cash paid to affiliates ..............................           (238,219)           (234,298)
   Interest received ....................................             40,309              47,420
   Interest paid ........................................           (772,985)           (888,130)
   Interest paid to affiliates ..........................                 --            (407,432)
   Property taxes paid and escrowed .....................           (329,706)           (419,753)
                                                                 -----------         -----------
Net cash provided by operating activities ...............            832,603             457,985
                                                                 -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments .................           (459,836)           (284,204)
   Proceeds from disposition of real estate .............                 --           3,698,365
                                                                 -----------         -----------
Net cash provided by (used in) investing activities .....           (459,836)          3,414,161
                                                                 -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ............................................           (168,471)           (171,491)
   Principal payments on mortgage notes
     payable - affiliate ................................                 --              (5,482)
   Retirement of mortgage notes payable -
     affiliate ..........................................                 --          (3,534,157)
   Repayment of advances from affiliates ................                 --            (630,574)
                                                                 -----------         -----------
Net cash used in financing activities ...................           (168,471)         (4,341,704)
                                                                 -----------         -----------

Net increase (decrease) in cash
 and cash equivalents ...................................            204,296            (469,558)

Cash and cash equivalents at beginning of
   period ...............................................          1,253,238           1,817,585
                                                                 -----------         -----------

Cash and cash equivalents at end of period ..............        $ 1,457,534         $ 1,348,027
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

                        McNEIL REAL ESTATE FUND XXI, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                     Nine Months Ended
                                                                        September 30,
                                                              -------------------------------
                                                                  1999                1998
                                                              ------------        -----------
Net income (loss) ....................................        $  (574,387)        $ 1,686,868
                                                              -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .....................            909,103           1,048,140
   Amortization of deferred borrowing costs ..........             50,227              46,888
   Amortization of discounts on mortgage
     notes payable ...................................             16,483              15,666
   Accrued interest on advances from affiliates ......                 --            (164,407)
   Gain on sale of real estate .......................                 --            (863,350)
   Extraordinary items ...............................                 --          (1,816,152)
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             30,482             (24,432)
     Accounts receivable .............................              3,545              85,750
     Escrow deposits .................................             54,107              66,596
     Prepaid expenses and other assets ...............            (21,964)              4,819
     Accounts payable and accrued expenses ...........             20,655             (30,009)
     Accrued property taxes ..........................              8,595             (59,693)
     Payable to affiliates ...........................            341,524             477,350
     Security deposits and deferred rental
       revenue .......................................             (5,767)            (16,049)
                                                              -----------         -----------

       Total adjustments .............................          1,406,990          (1,228,883)
                                                              -----------         -----------

Net cash provided by operating activities ............        $   832,603         $   457,985
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Total accrued but unpaid Partnership general and administration fees of $1,604,537 and $1,443,393 were outstanding at September 30, 1999 and December 31, 1998, respectively.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the Asset Management Fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $3,817,203 and $3,636,836 were outstanding at September 30, 1999 and December 31, 1998, respectively.

The Partnership pays a disposition fee to the General Partner equal to 3% of the gross sales price for brokerage services performed in connection with the sale of the Partnership's properties. The fee is due and payable at the time the sale closes. In connection with the sales of Suburban Plaza and Wyoming Mall, total accrued but unpaid disposition fees of $346,050 were outstanding at September 30, 1999 and December 31, 1998. In connection with the sale of Fort Meigs Plaza, the General Partner waived its right to receive a disposition fee, which would have totaled $114,000.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
Property management fees .............................        $191,735        $228,479
Charged to interest - affiliates:
   Interest on advances from affiliates ..............              --          17,684
   Interest on mortgage notes payable - affiliate ....              --         119,687
Charged to general and administrative -affiliates:
   Partnership administration ........................         184,546         210,373
   Asset management fee ..............................         203,462         272,796
                                                              --------        --------
                                                              $579,743        $849,019
                                                              ========        ========

Payable to affiliates at September 30, 1999 and December 31, 1998 consisted primarily of unpaid asset management fees, property management fees, disposition fees and partnership general and administrative expenses and is due and payable from current operations.

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

                                                               Gain              Cash
                                                              on Sale          Proceeds
                                                            ------------     -------------
Sales price..........................................       $  3,800,000     $  3,800,000

Selling costs........................................           (101,635)        (101,635)
Straight-line rents receivable written off...........            (28,979)
Prepaid leasing commissions written off..............            (10,048)
Carrying value.......................................         (2,795,988)
                                                            ------------     ------------

Gain on sale of real estate..........................       $    863,350
                                                            ============

Proceeds from sale...................................                           3,698,365

Prorated rents and property taxes paid at
   closing...........................................                             (83,012)

Repayment of mortgage notes payable to
   Fund XX and related accrued interest..............                          (3,615,353)
                                                                              -----------

Net cash proceeds....................................                         $        --
                                                                              ===========

The Partnership recognized a $190,437 extraordinary gain on repayment of the mortgage notes payable to Fund XX, as follows:

First lien mortgage note payable - affiliate.........       $   2,990,694
Second lien mortgage note payable - affiliate........             733,900
Accrued interest payable   ..........................              81,196
                                                            -------------
   Total principal and interest payable to
     Fund XX  .......................................           3,805,790

Cash for repayment in full of principal and
   interest payable to Fund XX.......................          (3,615,353)
                                                            -------------

Extraordinary gain on repayment of mortgage
   notes payable - affiliate.........................       $     190,437
                                                            =============


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

Estimated fair value of real estate..................     $  4,535,814

Accounts receivable written off......................          (61,910)
Prepaid expenses written off.........................          (10,855)
Accrued property taxes written off...................           20,335
Deferred rental revenue written off..................              750
Carrying value  .....................................       (4,484,134)
                                                          ------------

   Gain on disposition  .............................     $         --
                                                          ============

Amount of mortgage note payable settled..............     $  5,957,419
Amount of accrued interest payable settled...........          222,172
Escrow deposits applied    ..........................          (18,062)
Estimated fair value of real estate..................       (4,535,814)
                                                          ------------

Extraordinary gain on repayment of mortgage
   note payable .....................................     $  1,625,715
                                                          ============

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $99 (Current Income Units only).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
-------------------

Fort Meigs Plaza Shopping Center was sold on April 20, 1998. Wise County Plaza Shopping Center was foreclosed on by the lender on May 29, 1998. There has been no significant change in the operations of the remainder of the Partnership's properties since December 31, 1998. The Partnership reported a net loss for the first nine months of 1999 of $574,387, as compared to net income of $1,686,868 for the first nine months of 1998. Revenues decreased to $3,915,679 in the first nine months of 1999 from $5,305,595 for the first nine months of 1998, while expenses decreased to $4,490,066 for the nine months ended September 30, 1999 from $5,434,879 for the same period in 1998.

Net cash provided by operating activities was $832,603 for the first nine months of 1999. The Partnership expended $459,836 for capital improvements and $168,471 for regularly scheduled principal payments on its mortgage notes payable. Cash and cash equivalents increased by $204,296 in the first nine months of 1999, leaving a balance of $1,457,534 at September 30, 1999.

The Partnership has had little ready cash reserves since its inception. It has been largely dependent on deferring affiliate payables in order to support its operations. At September 30, 1999, the Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,788,442.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $99 (Current Income Units only).

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $4,277 and decreased by $1,389,916 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998, as discussed below.

Rental revenue for the three and nine months ended September 30, 1999 increased by $952 and decreased by $519,455, respectively, in relation to the same periods in the prior year. Excluding rental revenue from Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998, rental revenue increased by $6,626 and $48,088 for the three and nine months ending September 30, 1999, respectively, as compared to the same periods in 1998. Rental revenue increased by approximately $29,000, $25,000, $17,000 and $14,000 at Woodcreek, Governour's Square, Breckenridge, and Bedford Green Apartments, respectively, mainly due to an increase in rental rates charged to tenants. This increase in rental revenues was partially offset by an approximately $35,000 decrease in rental revenue at Evergreen Square Apartments due to a decrease in occupancy at the property.

Interest income increased by $3,325 and decreased by $7,111 for the three and nine months ended September 30, 1999, respectively, in relation to the comparable periods in 1998. The overall decrease was mainly due to a greater average amount of cash and cash equivalents held by the Partnership in the first half of 1998.

In the second quarter of 1998, the Partnership recognized a $863,350 gain on the sale of Fort Meigs Plaza Shopping Center as further discussed in Item 1, Note 5. No such gain was recognized in the first nine months of 1999.

Expenses:

Total expenses decreased by $103,660 and $944,813 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding the sale of Fort Meigs Plaza and the foreclosure of Wise County Plaza in 1998, total expenses decreased by $75,562 and $222,726 during the same three and nine month periods. This decrease in expenses was mainly due to decreases in interest - affiliates, general and administrative and general and administrative
- affiliates, as discussed below.

Interest expense for the three and nine months ended September 30, 1999 decreased by $3,163 and $253,840, respectively, in relation to the same periods in the prior year. The decrease was mainly due to the foreclosure of Wise County Plaza in May 1998.

Interest - affiliates decreased by $137,371 for the nine months ended September 30, 1999, as compared to September 30, 1998. The decrease was mainly the result of the April 1998 payoff of the affiliate loans secured by Fort Meigs Plaza. Additionally, in April 1998 the Partnership repaid $630,574 of interest-bearing advances from affiliates ($17,684 of interest was recorded on these advances in the first nine months of 1998).

In the three and nine months ended September 30, 1999, depreciation and amortization decreased by $7,257 and $139,037, property management fees - affiliates decreased by $614 and $36,744 and other property operating expenses decreased by $21,662 and $50,627, respectively, as compared to the same periods in 1998. These decreases were mainly attributable to Fort Meigs Plaza and Wise County Plaza, which were disposed of in 1998.

Property taxes for the three and nine months ended September 30, 1999 increased by $474 and decreased by $39,025, respectively, as compared to the same periods in 1998 due to the disposition of Fort Meigs Plaza and Wise County Plaza.

General and administrative expenses decreased by $32,609 and $172,116 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to a $(293,841) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Item 1, Note 7), partially offset by an increase in costs related to this transaction in the first half of 1999.

For the three and nine months ended September 30, 1999, general and administrative - affiliates decreased by $20,147 and $95,161, respectively, as compared to the same periods in 1998. The decrease was mainly due to a decrease in asset management fees due to a decline in the tangible asset value of the Partnership, on which the fees are based, as a result of the disposition of Fort Meigs Plaza and Wise County Plaza in 1998. In addition, there was a decrease in overhead expenses allocated to the Partnership by McREMI. The amount of expenses allocated by McREMI is partly a function of the number of properties the Partnership owns, which decreased in 1999 due to the disposition of Fort Meigs Plaza and Wise County Plaza in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1999, the Partnership held cash and cash equivalents of $1,457,534.

Cash of $832,603 was provided by operating activities during the first nine months of 1999 as compared to $457,985 provided during the same period in 1998. Excluding cash provided by operations of Fort Meigs Plaza which was sold in April 1998 and Wise County Plaza which was foreclosed on in May 1998, cash provided by operating activities increased by $452,741 in the first nine months of 1999. The increase was partially due to a decrease in interest paid to affiliates. The Partnership paid $182,091 of interest accrued on affiliate advances in the first half of 1998. Cash received from tenants increased due to an increase in rental revenue and security deposits collected from tenants in 1999. In addition, there was a decrease in cash paid to suppliers in 1999 due to a decline in general and administrative expenses, as previously discussed.

Cash used for additions to real estate investments totaled $459,836 for the first nine months of 1999 as compared to $284,204 for the same period in 1998. A greater amount was expended in 1999 for windows at Governour's Square Apartments, repaving of the parking lot at Woodcreek Apartments and replacement of roofs and exterior carpentry at Evergreen Square Apartments.

In April 1998, the Partnership received $3,698,365 in proceeds from the disposition of Fort Meigs Plaza, $3,534,157 of which was used to pay off the principal balance of its mortgage notes payable - affiliate.

The Partnership repaid $630,574 of advances from affiliates in the first nine months of 1998. No such advances were repaid during the first nine months of 1999.

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

Long-term liquidity

Operations of the Partnership's properties are expected to provide sufficient cash flow for operating expenses, debt service payments and capital improvements in the foreseeable future. The Partnership's working capital needs have been supported by deferring certain affiliate payables. The Partnership owed payables to affiliates for property management fees, Partnership general and administrative expenses, asset management fees and disposition fees totaling $5,788,442 at September 30, 1999. See "Recent Developments" above.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial    Data   Schedule for the quarter
                                    ended September 30, 1999.


(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                        MCNEIL REAL ESTATE FUND XXI, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXI, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)